Form 10-Q
period 1997-06-30
EAGLE GEOPHYSICAL INC
filed 1997-09-19
CIK 1039971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                        COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0522659
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             50 BRIAR HOLLOW LANE
                6TH FLOOR WEST
                HOUSTON, TEXAS
            (Address of Principal                                  77027
              Executive offices)                                 (Zip Code)

       Registrant's telephone number, including area code: (713) 881-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     The number of shares outstanding of the issuer's common stock, as of September 17, 1997: 8,489,000

================================================================================

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                                                  PAGE
                                                                --------
PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS...............................         4

EAGLE GEOPHYSICAL, INC. Unaudited Pro Forma Consolidated
  Financial Statements
  Pro forma Consolidated Balance Sheet as of June 30, 1997
     (unaudited)............................................         5
  Pro forma Consolidated Statement of Operations for the
     three and six month periods ended June 30, 1997
     (unaudited)............................................         6
  Pro forma Consolidated Statement of Operations for the
     three and six month periods ended June 30, 1996
     (unaudited)............................................         8
  Notes to Unaudited Pro Forma Consolidated Financial
     Statements.............................................        10

EAGLE GEOPHYSICAL, INC.
  Consolidated Balance Sheets -- June 30, 1997 (unaudited)
     and December 31, 1996..................................        12
  Consolidated Statements of Operations for the three and
     six month periods ended June 30, 1997 and 1996
     (unaudited)............................................        13
  Consolidated Statements of Cash Flows for the six month
     periods ended June 30, 1997 and 1996 (unaudited).......        14
  Notes to Consolidated Financial Statements................        15

ENERGY RESEARCH INTERNATIONAL
  Consolidated Balance Sheets -- June 30, 1997 (unaudited)
     and December 31, 1996..................................        19
  Consolidated Statements of Operations for the three and
     six month periods ended June 30, 1997 and 1996
     (unaudited)............................................        20
  Consolidated Statements of Cash Flows for the six month
     periods ended June 30, 1997 and 1996 (unaudited).......        21
  Notes to Consolidated Financial Statements................        22
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................        23
PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........        27

                                EXPLANATORY NOTE

     On August 5, 1997, the Securities and Exchange Commission declared the Registration Statement of Eagle Geophysical, Inc. (Eagle) on Form S-1, File No. 333-28303 (Registration Statement), effective. Eagle became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 ('34 Act) at that time. Eagle is filing this Quarterly Report on Form 10-Q, which is its first such report, within 45 days of the effective date of the Registration Statement in accordance with Rule 13a-13(a) under the '34 Act.

     On August 11, 1997, Eagle closed its initial public offering of its common stock (Offering), pursuant to which Eagle sold 4,000,000 shares of its common stock and a selling stockholder sold 1,880,000 shares of Eagle common stock at a price to the public of $17.00 per share. Contemporaneously with the Offering, Eagle, which already owned 19% of the outstanding stock of Energy Research International (ERI), acquired the remaining 81% of the stock of ERI (ERI Acquisition). As used herein, the term "Company" refers to Eagle and its subsidiaries, including ERI, unless otherwise indicated. On September 5, 1997, the underwriters of the Offering purchased an additional 180,000 shares of common stock of Eagle from certain selling stockholders and an additional 464,000 shares of Eagle common stock from Eagle pursuant to over-allotment options granted to the underwriters in connection with the Offering.

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS OF EAGLE GEOPHYSICAL, INC.

     The accompanying unaudited pro forma consolidated financial statements of Eagle Geophysical, Inc. are derived from the historical consolidated financial statements of Eagle Geophysical, Inc., which prior to the Offering was indirectly a wholly-owned subsidiary of Seitel Inc., and Energy Research International. The unaudited pro forma consolidated financial statements are prepared to show the pro forma effects of the acquisition of the remaining interests in ERI (see Note A hereto), the issuance of 4,464,000 shares of common stock of Eagle Geophysical, Inc. to the public pursuant to the Offering, and the application of the net proceeds therefrom for planned repayments of indebtedness and the planned dividend to Seitel, Inc. (see Note E hereto).

     The unaudited pro forma consolidated balance sheet as of June 30, 1997 and the unaudited pro forma consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 give effect to certain transactions that took place upon the closing of the Offering on August 11, 1997 as if the transactions had taken place on June 30, 1997 in the case of the unaudited pro forma consolidated balance sheet and January 1, 1996 in the case of the unaudited pro forma consolidated statements of operations.

     The unaudited pro forma consolidated statements of operations may not be indicative of actual results that would have been achieved had the transactions that were effected at the closing of the Offering actually been completed as of the dates indicated. In addition, the unaudited pro forma consolidated financial statements are not necessarily indicative of the results of future operations of the Company and should be read in conjunction with Eagle and ERI's historical and consolidated financial statements and notes thereto contained elsewhere in this report.

                            EAGLE GEOPHYSICAL, INC.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    ENERGY
                                                                   EAGLE           RESEARCH
                                                             GEOPHYSICAL, INC.   INTERNATIONAL    PRO FORMA        PRO FORMA
                                                                HISTORICAL        HISTORICAL     ADJUSTMENTS      AS ADJUSTED
                                                             -----------------   -------------   -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents................................       $    11          $    151       $ 69,626(B)      $ 32,609
                                                                                                   (37,179)(C)
  Restricted cash..........................................            --                --          4,390(C)         4,390
  Receivables:
    Trade..................................................        10,582             2,902           (885)(D)       12,599
    Other..................................................            --               409             --              409
  Inventories..............................................            --             1,649             --            1,649
  Due from affiliate.......................................         6,339               860         (6,339)(E)          860
  Prepaid expenses and other assets........................           567             2,680             --            3,247
                                                                 --------          --------       --------         --------
         Total current assets..............................        17,499             8,651         29,613           55,763
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment....................................        28,624            33,770        (13,062)(A)       49,332
  Furniture, fixtures and other............................           129               240             --              369
                                                                 --------          --------       --------         --------
                                                                   28,753            34,010        (13,062)          49,701
  Less: Accumulated depreciation and amortization..........       (10,857)          (13,062)        13,062(A)       (10,857)
                                                                 --------          --------       --------         --------
         Net property and equipment........................        17,896            20,948             --           38,844
OTHER LONG-TERM ASSETS.....................................         1,036                --         20,257(A)        21,293
                                                                 --------          --------       --------         --------
         TOTAL ASSETS......................................       $36,431          $ 29,599       $ 49,870         $115,900
                                                                 ========          ========       ========         ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of bank line.............................       $    --          $  6,736       $ (6,736)(C)     $     --
  Current portion of long-term debt........................         2,658               200         (2,858)(C)           --
  Current portion of capital lease obligations.............           838             4,430         (2,586)(C)        2,682
  Accounts payable.........................................         5,435             7,284           (885)(D)       11,834
  Accrued liabilities......................................         1,174             3,697             --            4,871
  Accrued capital lease interest...........................            --               758             --              758
  Billings in excess of costs and estimated earnings on
    uncompleted contracts..................................           221                --             --              221
  Due to affiliate.........................................         1,189               976         (1,189)(C)          976
                                                                 --------          --------       --------         --------
    Total current liabilities..............................        11,515            24,081        (14,254)          21,342
DUE TO AFFILIATE...........................................            --             4,679         (4,679)(C)           --
LONG-TERM DEBT.............................................        11,919                --        (11,919)(C)           --
CAPITAL LEASE OBLIGATIONS..................................         1,162            10,897         (2,562)(C)        9,497
DEFERRED INCOME TAXES......................................           840                --            (87)(C)          753
                                                                 --------          --------       --------         --------
         Total liabilities.................................        25,436            39,657        (33,501)          31,592
                                                                 --------          --------       --------         --------
STOCKHOLDERS' EQUITY
  Common Stock, par value $0.01 per share; authorized
    25,000,000 shares; issued and outstanding 3,400,000
    shares actual, 8,489,000 shares pro forma as
    adjusted...............................................            34                --              6(A)            85
                                                                                                        45(B)
  Additional paid-in capital...............................         8,671                --         70,005(B)        84,821
                                                                                                    10,194(A)
                                                                                                    (4,049)(E)
  Retained earnings (deficit)..............................         2,290            (9,654)         9,654(A)          (173)
                                                                                                    (2,290)(E)
                                                                                                      (173)(C)
  Translation adjustment...................................            --              (404)           404(A)            --
  Note receivable from stockholder.........................            --                --           (425)(B)         (425)
                                                                 --------          --------       --------         --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............        10,995           (10,058)        83,371           84,308
                                                                 --------          --------       --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........       $36,431          $ 29,599       $ 49,870         $115,900
                                                                 ========          ========       ========         ========

See accompanying notes to unaudited pro forma consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             ENERGY
                                                            EAGLE           RESEARCH
                                                      GEOPHYSICAL, INC.   INTERNATIONAL    PRO FORMA        PRO FORMA
                                                         HISTORICAL        HISTORICAL     ADJUSTMENTS      AS ADJUSTED
                                                      -----------------   -------------   -----------      -----------
REVENUE.............................................       $15,785          $ 11,568       $   (472)(F)     $ 26,881
OPERATING EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)......................        11,493             8,948           (472)(F)       19,969
  Depreciation and amortization.....................         1,470             1,385            353 (G)        3,208
  Selling, general and administrative expenses......         1,115               736            283 (H)        2,134
  Interest expense, net.............................          (124)              460           (188)(I)          148
                                                           -------          --------       --------         --------
          Total expenses............................        13,954            11,529            (24)          25,459
                                                           -------          --------       --------         --------
Income before provision for income taxes............         1,831                39           (448)           1,422
Provision (benefit) for income taxes................           671                --           (276)(J)          395
                                                           -------          --------       --------         --------
NET INCOME..........................................       $ 1,160          $     39       $   (172)        $  1,027
                                                           =======          ========       ========         ========
Earnings per share..................................       $   .34                                          $    .12
                                                           =======                                          ========
Weighted average number of common shares............         3,400                            5,089            8,489
                                                           =======                         ========         ========

See accompanying notes to unaudited proforma consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             ENERGY
                                                            EAGLE           RESEARCH
                                                      GEOPHYSICAL, INC.   INTERNATIONAL    PRO FORMA        PRO FORMA
                                                         HISTORICAL        HISTORICAL     ADJUSTMENTS      AS ADJUSTED
                                                      -----------------   -------------   -----------      -----------
REVENUE.............................................       $28,766          $ 22,200       $   (906)(F)     $ 50,060
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)......................        20,779            16,206           (906)(F)       36,079
  Depreciation and amortization.....................         2,772             2,762            704 (G)        6,238
  Selling, general and administrative expenses......         1,565             1,253            566 (H)        3,384
  Interest expense, net.............................            34               996           (733)(I)          297
                                                           -------          --------       --------         --------
          Total expenses............................        25,150            21,217           (369)          45,998
                                                           -------          --------       --------         --------
Income before provision for income taxes............         3,616               983           (537)           4,062
Provision (benefit) for income taxes................         1,326                --           (481)(J)          845
                                                           -------          --------       --------         --------
NET INCOME..........................................       $ 2,290          $    983       $    (56)        $  3,217
                                                           =======          ========       ========         ========
Earnings per share..................................       $   .67                                          $    .38
                                                           =======                                          ========
Weighted average number of common shares............         3,400                            5,089            8,489
                                                           =======                         ========         ========

See accompanying notes to unaudited proforma consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           EAGLE           ENERGY
                                                       GEOPHYSICAL,       RESEARCH
                                                           INC.         INTERNATIONAL     PRO FORMA      PRO FORMA
                                                       (HISTORICAL)     (HISTORICAL)     ADJUSTMENTS    AS ADJUSTED
                                                       -------------    -------------    -----------    -----------
REVENUE..............................................     $11,777          $12,681         $ (207)(K)     $24,251
OPERATING EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below).......................       8,431           10,983           (207)(K)      19,207
  Depreciation and amortization......................         640            1,196            351 (L)       2,187
  Selling, general and administrative expenses.......         981              840            283 (O)       2,104
  Interest expense, net..............................         158              411           (337)(M)         232
                                                          -------          -------         ------         -------
     Total expenses..................................      10,210           13,430             90          23,730
                                                          -------          -------         ------         -------
Income (loss) before provision for income taxes......       1,567             (749)          (297)            521
Provision (benefit) for income taxes.................         574               --           (133)(N)         441
                                                          -------          -------         ------         -------
NET INCOME (LOSS)(1).................................     $   993          $  (749)        $ (164)        $    80
                                                          =======          =======         ======         =======
Earnings per share...................................     $   .29                                         $   .01
                                                          =======                                         =======
Weighted average number of common shares.............       3,400                           5,089           8,489
                                                          =======                          ======         =======

---------------

(1) Excludes the effect of a $600,000 extraordinary gain for early extinguishment of debt on ERI's historical 1996 financial statements.

         See accompanying notes to unaudited proforma consolidated financial statements.

                              EAGLE GEOPHYSICAL, INC.

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 EAGLE           ENERGY
                                             GEOPHYSICAL,       RESEARCH
                                                 INC.         INTERNATIONAL     PRO FORMA      PRO FORMA
                                             (HISTORICAL)     (HISTORICAL)     ADJUSTMENTS    AS ADJUSTED
                                             -------------    -------------    -----------    -----------
REVENUE....................................     $17,751          $19,597         $ (414)(K)     $36,934
OPERATING EXPENSES
  Operating expenses (exclusive of
     depreciation and amortization shown
     below)................................      12,767           18,113           (414)(K)      30,466
  Depreciation and amortization............       1,297            2,232            702 (L)       4,231
  Selling, general and administrative
     expenses..............................       1,342            1,306            566 (O)       3,214
  Interest expense, net....................         294              818           (648)(M)         464
                                                -------          -------         ------         -------
     Total expenses........................      15,700           22,469            206          38,375
                                                -------          -------         ------         -------
Income (loss) before provision for income
  taxes....................................       2,051           (2,872)          (620)         (1,441)
Provision (benefit) for income taxes.......         752               --           (273)(N)         479
                                                -------          -------         ------         -------
NET INCOME (LOSS)(1).......................     $ 1,299          $(2,872)        $ (347)        $(1,920)
                                                =======          =======         ======         =======
Earnings (loss) per share..................     $   .38                                         $  (.23)
                                                =======                                         =======
Weighted average number of common shares...       3,400                           5,089           8,489
                                                =======                          ======         =======

---------------

(1) Excludes the effect of a $600,000 extraordinary gain for early extinguishment of debt on ERI's historical 1996 financial statements.

See accompanying notes to unaudited proforma consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                          NOTES TO UNAUDITED PRO FORMA
                       CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying pro forma consolidated financial statements have been prepared to reflect certain adjustments to the historical consolidated financial statements to give effect to the acquisition of the remaining interests in Energy Research International (ERI) and the net proceeds from the Offering and sale of 4,000,000 shares and 464,000 shares of common stock to the public which was completed on August 11, 1997 and September 5, 1997 respectively (the Offering). The adjustments are based upon currently available information and certain estimates and assumptions. Actual adjustments made to effect the transactions may differ from the pro forma adjustments; however, management believes the accompanying pro forma financial statements reasonably present the effects of the transactions.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET AT JUNE 30, 1997

     A.) Adjustments to reflect the acquisition of ERI including i) the exchange of an 81% interest in ERI for 600,000 shares of Eagle Geophysical, Inc. common stock valued at the initial offering price and ii) Seitel, Inc.'s contribution of its 19% ownership interest in ERI to the Company at Seitel's carryover basis. The following table summarizes elements of the ERI acquisition, which was accounted for by the Company as a purchase transaction (in thousands):

Consideration:
Stock purchase price........................................  $ 10,200
Liabilities assumed.........................................    39,656
Assets acquired.............................................   (29,599)
                                                              --------
  Goodwill Adjustment.......................................  $ 20,257
                                                              --------

        The remaining 19% interest in ERI was contributed to Eagle by Seitel in May, 1997 at Seitel's carryover basis of $914,000 and is included in Eagle's June 30, 1997 historical balance sheet.

     B.) Reflects the issuance of 4,464,000 shares of Eagle Geophysical, Inc.
         common stock to the public at $17 per share pursuant to the Offering, net of underwriting discounts, commissions and offering costs (which total approximately $6,262,000), and the sale of 25,000 shares of Common Stock, at the initial public offering price, to Jay N. Silverman, President of the Company, for a note.

     C.) Adjustment to reflect the application of $32,529,000 of the net proceeds from the Offering to reduce debt, capital lease and due to affiliate obligations at June 30, 1997, including a prepayment penalty on early extinguishment of debt of approximately $260,000, and the related tax effect. Approximately $4,390,000 will be deposited in escrow as additional security for an existing capital lease obligation.

     D.) Reflects the elimination of intercompany payables and receivables between Eagle and ERI totaling $885,000.

     E.) Reflects the elimination of due from affiliate of $6,339,000 between Eagle and affiliates in the form of a dividend.

                            EAGLE GEOPHYSICAL, INC.

                          NOTES TO UNAUDITED PRO FORMA
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

     F.) Adjustments to eliminate $472,000 and $906,000 in lease income between Eagle and ERI, for the three and six month periods ended June 30, 1997 respectively.

     G.) Reflects the amortization of goodwill associated with the acquisition of ERI over a 15-year estimated useful life.

     H.) Represents additions supported by contractual agreements to selling, general and administrative (SG&A) expenses the Company estimates it will incur when operating as a public registrant. Such incremental expenses primarily include increases in personnel, contractual employment arrangements, and directors' and officers' compensation and insurance. (See Note O for additional discussion of increases in annual SG&A amounts)

     I.) Reflects a reduction in interest expense of $188,000 and $733,000 for the three and six month periods ended June 30, 1997, respectively, as a result of the application of $32,529,000 of the estimated net proceeds from the Offering to reduce debt and capital lease obligations and due to affiliate obligations at June 30, 1997.

     J.) Adjustments to the provision for income taxes related to the above adjustments applicable to Eagle, computed using Eagle's statutory tax rates and considering the applicable provisions of SFAS No. 109. No adjustment was made to the provision for income taxes related to ERI's adjustments as ERI was not required to record a tax provision during the pro forma periods. The Company does not anticipate repatriating any of its earnings from foreign operations, so no accrual of additional U.S. deferred taxes has been made for the acquired, non-U.S. operations.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

     K.) Adjustments to eliminate lease income between Eagle and ERI.

     L.) Reflects the amortization of goodwill associated with the acquisition of ERI over a 15-year estimated useful life.

     M.) Reflects a reduction in interest expense of $337,000 and 648,000 for the three and six month periods ended June 30, 1996, respectively, as a result of the application of$32,529,000 of the estimated net proceeds from the Offering to reduce debt and capital lease obligations.

     N.) Adjustments to the provision for income taxes related to the above adjustments applicable to Eagle, computed using Eagle's statutory tax rates and considering the applicable provisions of SFAS No. 109. No adjustment was made to the provision for income taxes related to ERI's adjustments as ERI was not required to record a tax provision during the pro forma periods. The Company does not anticipate repatriating any of its earnings from foreign operations, so no accrual of additional U.S. deferred taxes has been made for the acquired, non-U.S. operations.

     O.) Represents additions supported by contractual agreements to SG&A expenses the Company estimates it will incur when operating as a public registrant. Such incremental annual expenses primarily include increases in personnel ($420,900), contractual employment arrangements ($277,000), directors' and officers' compensation and insurance ($340,000) and other identifiable expenses ($95,000). The Company also projects it will experience other increases in SG&A for professional services, benefit plans, license and filing fees and similar expenses not currently covered by contractual arrangements, which are estimated to total approximately $468,500 annually.

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  1996            1997
                                                              ------------      --------
                                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    --         $     11
  Receivables:
     Trade, billed..........................................     12,913           10,582
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................        441               --
     Other..................................................        233               --
  Due from affiliate........................................         --            6,339
  Prepaid expenses and other assets.........................        860              567
                                                                -------         --------
          Total current assets..............................     14,447           17,499
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................     20,200           28,624
  Furniture, fixtures and other.............................        108              129
                                                                -------         --------
                                                                 20,308           28,753
  Less: Accumulated depreciation and amortization...........     (8,103)         (10,857)
                                                                -------         --------
          Net property and equipment........................     12,205           17,896
OTHER LONG-TERM ASSETS......................................         69            1,036
                                                                -------         --------
          TOTAL ASSETS......................................    $26,721         $ 36,431
                                                                =======         ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $ 2,556         $  2,658
  Current portion of capital lease obligations..............      1,033              838
  Accounts payable..........................................      4,623            5,435
  Accrued liabilities.......................................        652            1,174
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................         78              221
  Due to affiliate..........................................         --            1,189
                                                                -------         --------
          Total current liabilities.........................      8,942           11,515
LONG-TERM DEBT..............................................      6,039           11,919
CAPITAL LEASE OBLIGATIONS...................................      1,274            1,162
DUE TO AFFILIATE............................................      1,965               --
DEFERRED INCOME TAXES.......................................        712              840
                                                                -------         --------
          TOTAL LIABILITIES.................................     18,932           25,436
                                                                -------         --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDER'S EQUITY:
  Common stock, par value $.01 per share; authorized
     25,000,000 shares; issued and outstanding 3,400,000
     shares at December 31, 1996 and June 30, 1997..........         34               34
  Additional paid-in capital................................      7,755            8,671
  Retained earnings.........................................         --            2,290
                                                                -------         --------
          TOTAL STOCKHOLDER'S EQUITY........................      7,789           10,995
                                                                -------         --------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........    $26,721         $ 36,431
                                                                =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTH            SIX MONTH
                                                        PERIODS ENDED         PERIODS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1996       1997       1996       1997
                                                      -------    -------    -------    -------
                                                         (UNAUDITED)           (UNAUDITED)
REVENUE(1)..........................................  $11,777    $15,785    $17,751    $28,766
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...................    8,431     11,493     12,767     20,779
  Depreciation and amortization.....................      640      1,470      1,297      2,772
  Selling, general and administrative expenses......      981      1,115      1,342      1,565
  Interest expense..................................      158        336        294        612
  Interest income...................................       --       (460)        --       (578)
                                                      -------    -------    -------    -------
                                                       10,210     13,954     15,700     25,150
                                                      -------    -------    -------    -------
Income before provision for income taxes............    1,567      1,831      2,051      3,616
Provision for income taxes..........................      574        671        752      1,326
                                                      -------    -------    -------    -------
NET INCOME..........................................  $   993    $ 1,160    $ 1,299    $ 2,290
                                                      =======    =======    =======    =======
Earnings per share..................................  $   .29    $   .34    $   .38    $   .67
                                                      =======    =======    =======    =======
Weighted average number of common shares............    3,400      3,400      3,400      3,400
                                                      =======    =======    =======    =======

---------------

(1) Includes revenue from affiliates of $6,729,000, $9,611,000, $7,131,000 and
    $15,212,000 for the unaudited three and six month periods ended June 30, 1996 and 1997, respectively, and operating expenses related to such affiliate revenue of $4,998,000, $6,953,000, $4,775,000 and $11,210,000 for
    the unaudited three and six month periods ended June 30, 1996 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SIX MONTH PERIODS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 1,299    $ 2,290
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,297      2,772
     Gain on sale of property and equipment.................       --        (18)
     Deferred income tax provision..........................       30        128
     (Increase) decrease in receivables.....................   (4,463)     3,005
     Increase in other assets...............................        1        240
     Increase in accounts payable and other liabilities.....    5,535      1,479
                                                              -------    -------
          Total adjustments.................................    2,400      7,606
                                                              -------    -------
          Net cash provided by operating activities.........    3,699      9,896
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (3,071)    (8,098)
  Cash received on disposal of property and equipment.......       --         27
                                                              -------    -------
          Net cash used in investing activities.............   (3,071)    (8,071)
                                                              -------    -------
Cash flows from financing activities:
  Borrowings under term loans...............................      433      7,925
  Principal payments on term loans..........................     (464)    (1,943)
  Principal payments on capital leases......................     (618)      (681)
  Payments due to affiliate.................................       --     (7,115)
                                                              -------    -------
          Net cash used in financing activities.............     (649)    (1,814)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........      (21)        11
Cash and cash equivalents at beginning of period............       58         --
                                                              -------    -------
Cash and cash equivalents at end of period..................  $    37    $    11
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $   417    $   339
                                                              =======    =======
     Income taxes...........................................  $    --    $    --
                                                              =======    =======
  Noncash investing activities:
     Equipment purchased through capital leases.............  $    41    $   374
                                                              =======    =======
     Contribution of Investment in Energy Research
      International by Seitel...............................  $    --    $   914
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed financial statements of the Company for the six months ended June 30, 1997 and 1996 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1.

     The accompanying interim condensed financial statements include the accounts of Eagle Geophysical, Inc. which as of June 30, 1997 and 1996 was indirectly a wholly-owned subsidiary of Seitel, Inc. (Seitel) and the accounts of Eagle Geophysical Onshore, Inc., both of which were formed on December 18, 1996. Effective December 31, 1996, substantially all of the assets of its predecessor, Seitel Geophysical, Inc., a wholly-owned subsidiary of Seitel, were contributed to Eagle Geophysical Onshore, Inc. The Company's reported assets, liabilities, revenues and expenses include the predecessor operations of Seitel Geophysical, Inc. for all periods presented. The financial reporting basis of the contributed net assets was carried forward to the Company's accounts, and the net equity of Seitel Geophysical, Inc. for periods prior to December 31, 1996 is reflected in the Company's additional paid-in capital account.

     In May 1997, the Company amended its Certificate of Incorporation to authorize the issuance of 25,000,000 shares of common stock and changed the par value to $.01 per share. At the same time, the Company approved a 3,400-for-one stock split. All share and per share information included in the accompanying condensed financial statements has been adjusted to give retroactive effect to the split.

     In May 1997, the Company also amended its Certificate of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

     In May 1997, Seitel contributed to the Company all of the shares that it owned of Energy Research International (ERI), representing a 19% ownership interest. ERI is a holding company that wholly owns two marine seismic companies. This contribution was recorded at Seitel's basis in such investment and resulted in a $914,000 increase in the Company's additional paid-in capital account.

     On July 23, 1997, the Company issued 25,000 shares of common stock to the president of the Company for a note valued at $425,000.

     On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.5 million to the Company after deducting offering-related expenses (the Offering). Also on August 11, 1997, the Company acquired the remaining 81% of Energy Research International in exchange for 600,000 shares of common stock. The acquisition was accounted for by the Company as a purchase transaction in which the Company recorded its cost in the assets acquired less liabilities assumed, with the difference between the cost and the sum of the fair values of tangible assets less liabilities assumed being recorded to goodwill. The Company is currently evaluating the value of the assets acquired and liabilities assumed in order to determine the purchase price allocation related to ERI.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

2. EARNINGS PER COMMON SHARE:

     Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options. The weighted average shares of common stock outstanding was 3,400,000 to the six months ending June 30, 1997 and 1996 respectively.

3. PRO FORMA RESULTS OF OPERATIONS:

     On August 11, 1997, the Company completed the acquisition of the remaining 81% interest in Energy Research International with the issuance of 600,000 shares of common stock for a purchase price valued at approximately $10.2 million. The following table presents the pro-forma effects of the Offering and the application of the net proceeds thereof and the purchase of ERI as if such transactions had occurred on January 1, 1996:

                                                SIX MONTHS             THREE MONTHS
                                              ENDED JUNE 30,          ENDED JUNE 30,
                                           --------------------    --------------------
                                             1997        1996        1997        1996
                                           ---------    -------    ---------    -------
Pro Forma Revenues.......................    $50,060    $36,934      $26,881    $24,251
Pro Forma Income (Loss) Before Taxes.....     $4,062     (1,441)      $1,422        521
Pro Forma Net Income (Loss)..............     $3,217     (1,920)      $1,027         80
Pro Forma Weighted Average Common Shares
  Outstanding............................      8,489      8,489        8,489      8,489
Pro Forma Earnings (Loss) Per Common
  Share..................................       $.38    $  (.23)        $.12    $   .01
                                           =========    =======    =========    =======

4. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

     The Company has obtained a commitment from Bank One, Texas N.A. with respect to a $20,000,000 revolving credit facility to be secured by the Company's accounts receivable. The amount the Company may borrow under the facility will be limited to a borrowing base that will be equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible investment grade foreign receivables. Interest only will be payable monthly or at the end of LIBOR interest periods, and the credit facility will be payable in full in three years. Mandatory prepayments will be required if borrowings exceed the borrowing base. Interest will accrue under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% of such ratio is equal to or greater than 1 to 1. The Company expects to finalize such credit agreement by early October, 1997.

5. RELATED PARTY TRANSACTIONS.

     The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three and six month periods ended June 30, 1996 and 1997, the Company recognized revenue of $6,729,000, $9,611,000, and $7,131,000, $15,212,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Such revenues from affiliates are based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates is limited in each reporting period to the total margin percentage earned on work for unaffiliated parties.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company reimburses Seitel for direct and indirect costs of certain Seitel employees who provide services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocates indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula results in a reasonable allocation of indirect costs. During the years ended December 31, 1994, 1995, 1996 and for the unaudited six month periods ended June 30, 1996 and 1997, the Company recorded general and administrative costs allocated from Seitel of $613,000, $749,000, $1,217,000, $494,000 and $645,000, respectively.
Seitel funds the Company's direct operating costs through intercompany advances and is reimbursed for such advances as the Company has available cash. Amounts payable to or receivable from Seitel and its subsidiaries bear or earn interest at the same rates which Seitel is charged or receives. During the years ended December 31, 1994, 1995, 1996 and for the unaudited six month period ended June 30, 1996, the Company recorded net interest expense of $5,000, $21,000, $59,000 and $121,000, respectively, and net interest income of $309,000 for the unaudited six month period ended June 30, 1997, related to the amounts payable to or receivable from Seitel and its subsidiaries.

     The Company intends to declare a dividend to its sole shareholder, a wholly-owned, indirect subsidiary of Seitel, of the Company's receivable from Seitel for work performed by the Company for Seitel and its subsidiaries, which receivable has been classified as a due from affiliate on the unaudited consolidated balance sheet as of June 30, 1997.

     The Company leases certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by Energy Research International, under a five-year operating rental agreement expiring June 30, 2001. For the unaudited three and six month periods ended June 30, 1997, the Company recognized revenue of $472,000 and $906,000, respectively, related to this lease. At December 31, 1996 and June 30, 1997, the Company had a receivable of $138,000 and $885,000, respectively, related to this lease.

     The Company and Seitel have entered into a number of agreements for the purpose of defining their continuing relationship. Conflicts of interest may arise in the future between Seitel and the Company in connection with these agreements and other areas of their ongoing relationship. The following is a summary of certain prospective arrangements between the Company and Seitel.

     MASTER SEPARATION AGREEMENT. The Master Separation Agreement provides for the Company and Seitel to enter into a Sublease, a Registration Rights Agreement, a Tax Indemnity Agreement and an Administrative Services Agreement. In addition, the Master Separation Agreement requires the Company to repay indebtedness owed by the Company and its subsidiaries to Seitel and indebtedness owed by the Company and its subsidiaries to third parties guaranteed by Seitel contemporaneously with the consummation of the offering. Under the Master Separation Agreement, Seitel and its subsidiaries and the Company and its subsidiaries have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the Offering including liabilities under the Securities Act with respect to the Offering. The Master Separation Agreement also provides for continued access by the Company to historical financial and operational information relating to the Company and its subsidiaries maintained by Seitel.

     SUBLEASE. The Sublease between the Company and Seitel provides for the Company to lease its principal corporate offices, comprising approximately 7,600 square feet, from Seitel for a term of three years at an annual rent of approximately $85,000. The Sublease also provides for the Company to utilize certain shared office equipment, such as phone systems and central computer systems, for an additional charge.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     REGISTRATION RIGHTS AGREEMENT. Pursuant to the Registration Rights Agreement, the Company will agree to register the offer and sale by Seitel on a delayed and continuous basis from time to time of the shares of Common Stock owned by Seitel after the Offering at the expense of the Company.

     TAX INDEMNITY AGREEMENT. Prior to the offering, the Company has been a member of the Seitel affiliated group and has filed its tax returns on a consolidated basis with such group. After the offering, the Company will no longer be a member of the Seitel affiliated group. The Company and Seitel have entered into a Tax Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for periods before and after the offering. Pursuant to the Tax Indemnity Agreement, the Company is required to pay Seitel (to the extent not already paid) its share of federal income taxes prior to the date of consummation of the Offering, and is responsible for federal income taxes from its operations on and after the date of the Offering. Any subsequent refunds, additional taxes or penalties or other adjustments relating to the Company's federal income taxes for periods prior to the date of consummation of the Offering shall be for the benefit of or be borne by Seitel. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local income taxes.

     ADMINISTRATIVE SERVICES AGREEMENT. Seitel and the Company have entered into an Administrative Services Agreement pursuant to which Seitel will provide the Company with administrative services, primarily accounting services, at up to the same levels as provided prior to the Offering. Seitel will provide these services for a 90-day transition period to allow the Company adequate time to build an internal administrative staff. The Company will pay Seitel for these services at Seitel's actual cost of providing these services.

     EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with certain of its executive officers in connection with the Offering.

     EMPLOYEE BENEFITS ALLOCATION AGREEMENT. The Company has entered into an employee benefits allocation agreement with Seitel to govern certain matters relating to employees of Seitel who have become employees of the Company.

                         ENERGY RESEARCH INTERNATIONAL

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               DECEMBER 31,    JUNE 30,
                                                                   1996          1997
                                                               ------------   -----------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash......................................................     $    813      $    151
  Receivables
     Trade..................................................        3,702         2,902
     Other..................................................          323           409
     Due from related party.................................           18           860
  Prepaid expenses and other assets.........................        2,795         2,680
  Inventories...............................................        1,585         1,649
                                                                 --------      --------
  Total current assets......................................        9,236         8,651
Property and equipment, at cost:
  Geophysical equipment.....................................       29,418        33,770
  Furniture, fixtures and other.............................          246           240
                                                                 --------      --------
                                                                   29,664        34,010
Less: accumulated depreciation..............................      (10,843)      (13,062)
                                                                 --------      --------
  Net property and equipment................................       18,821        20,948
                                                                 --------      --------
TOTAL ASSETS................................................     $ 28,057      $ 29,599
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt.........................     $    600      $    200
  Current portion of capital leases.........................        2,612         4,430
  Bank borrowings...........................................        6,630         6,736
  Accounts payable..........................................        7,400         7,284
  Accrued liabilities.......................................        5,158         3,697
  Accrued capital lease interest............................          821           758
  Due to related party......................................          158           976
                                                                 --------      --------
  Total current liabilities.................................       23,379        24,081
Due to related party........................................        4,679         4,679
Obligations under capital leases............................       11,230        10,897
                                                                 --------      --------
TOTAL LIABILITIES...........................................       39,288        39,657
                                                                 --------      --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; Authorized shares
     900,000,000; Issued and outstanding 1996 and June 30,
     1997 61,728 shares; 1995 100,000 shares................           --            --
  Retained (deficit)........................................      (10,634)       (9,654)
  Translation adjustment....................................         (597)         (404)
                                                                 --------      --------
TOTAL STOCKHOLDERS' DEFICIT.................................      (11,231)      (10,058)
                                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................     $ 28,057      $ 29,599
                                                                 ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENERGY RESEARCH INTERNATIONAL

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    THREE MONTH PERIODS     SIX MONTH PERIODS
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                    --------------------    ------------------
                                                      1996        1997       1996       1997
                                                    --------    --------    -------    -------
                                                        (UNAUDITED)            (UNAUDITED)
REVENUE...........................................  $ 12,681    $ 11,568    $19,597    $22,200
EXPENSES
  Cost of sales (exclusive of depreciation shown
     below).......................................    10,983       8,948     18,113     16,206
  Depreciation....................................     1,196       1,385      2,232      2,762
  Selling, general and administrative expenses....       840         736      1,306      1,253
  Interest expense................................       411         460        818        996
                                                    --------    --------    -------    -------
                                                      13,430      11,529     22,469     21,217
                                                    --------    --------    -------    -------
Income (loss) before provision for income taxes
  and extraordinary item..........................      (749)         39     (2,872)       983
Provision for income taxes........................        --          --         --         --
                                                    --------    --------    -------    -------
Income (loss) before extraordinary item...........      (749)         39     (2,872)       983
                                                    --------    --------    -------    -------
Extraordinary credit on early extinguishment of
  debt............................................       600          --        600         --
                                                    --------    --------    -------    -------
NET INCOME (LOSS).................................  $   (149)   $     39    $(2,272)   $   983
                                                    ========    ========    =======    =======
Income (loss) per share
  Income (loss) before extraordinary item.........  $  (1.49)   $    .63    $(22.72)   $ 15.92
  Extraordinary item..............................        --          --       6.00         --
                                                    --------    --------    -------    -------
Net income (loss).................................  $  (1.49)   $    .63    $(16.72)   $ 15.92
                                                    ========    ========    =======    =======

Weighted average number of common shares..........   100,000      61,728    100,000     61,728
                                                    ========    ========    =======    =======

---------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENERGY RESEARCH INTERNATIONAL

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SIX MONTH PERIODS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                                                 (UNAUDITED)
Cash flows from operating activities:
Net income (loss)...........................................  $(2,272)   $   983
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    2,232      2,762
  Extraordinary gain on early extinguishment of debt........     (600)        --
  (Increase)/decrease in receivables........................   (1,671)       714
  (Increase)/decrease in other assets.......................     (866)        51
  (Decrease)/increase in accounts payable and other
     liabilities............................................    3,243     (1,643)
                                                              -------    -------
          Total adjustments.................................    2,338      1,884
                                                              -------    -------
          Net cash provided by operating activities.........       66      2,867
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (582)    (1,009)
                                                              -------    -------
          Net cash used in investing activities.............     (582)    (1,009)
                                                              -------    -------
Cash flows from financing activities:
  Borrowings under bank facility............................    1,378        106
  Borrowings under term loans...............................    2,000         --
  Principal payments on term loans..........................   (2,400)      (400)
  Principal payments on capital leases......................     (359)    (2,395)
  Decrease in amounts due to related party..................       --        (24)
                                                              -------    -------
          Net cash provided by/(used in) financing
           activities.......................................      619     (2,713)
                                                              -------    -------
Net increase (decrease) in cash.............................      103       (855)
Cash at beginning of period.................................      373        813
                                                              -------    -------
                                                                  476        (42)
Translation differences.....................................     (230)       193
                                                              -------    -------
Cash at end of period.......................................  $   246    $   151
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $   425    $ 1,050
     Income taxes...........................................  $    --    $    --
  Non-cash investing activities:
     Capital lease obligations..............................  $    --    $ 3,880
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENERGY RESEARCH INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed financial statements of Energy Research International (ERI or the Company) for the six months ended June 30, 1997 and 1996 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registration statement of Eagle Geophysical, Inc. on Form S-1.

     In May 1997, Seitel, Inc. contributed to Eagle Geophysical, Inc. (Eagle) all of the shares that it owns of ERI, representing a 19% ownership interest. Eagle is an indirect wholly-owned subsidiary of Seitel, Inc.

     On August 11, 1997 and September 5, 1997, Eagle completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Eagle's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.5 million to Eagle after deducting offering-related expenses (the Offering). Also on August 11, 1997, Eagle acquired the remaining 81% of the Company in exchange for 600,000 shares of common stock. The acquisition was accounted for by Eagle as a purchase transaction in which Eagle recorded its cost in the assets acquired less liabilities assumed, with the difference between the cost and the sum of the fair values of tangible assets less liabilities assumed being recorded to goodwill.

     In April 1997, one of the Simon Labrador's streamers suffered a mechanical failure and was damaged. The Company estimates that the cost of repairing such damage will be approximately $175,000. The estimated loss of net income earned by the Company, including the cost of repairs, is approximately $350,000.

     In July 1997, an incident caused by a shrimping vessel damaged the streamers deployed behind the Abshire Tide and the Discoverer in the Gulf of Mexico. Based on initial estimates of the damage, the Company anticipates that the cost to repair the streamers will be less than $500,000. The incident did not cause any material interruption to the operation of the vessels. The Company believes that for each of the incidents above, any damage in excess of its $250,000 insurance deductible would be covered by the Company's insurance.

2. RELATED PARTY TRANSACTIONS

     In July 1996, Seitel, Inc. acquired 50% of the issued and outstanding shares of the Company from the directors of the Company who owned 97% of the outstanding shares; in addition Seitel, Inc. advanced the Company by way of a loan of $2 million to repay existing debt due on July 3, 1998. The existing debt was extinguished for $1.4 million and a $600,000 extraordinary gain was recognized in the results of operations for the period ended June 30, 1996.

     In November 1996, the Company repurchased from Seitel, Inc. 38,272 shares for $2,679,000, thereby reducing Seitel's share ownership to 19%. The repurchase price was paid by delivery of a promissory note to Seitel, Inc. bearing interest equal 5.35% until December 31, 1997 increasing to 8.0% from January 1, 1998 through December 31, 1998 and then at the prime rate of interest plus 1% from January 1, 1999 through December 31, 2001, the date of repayment. The principal amount due to Seitel, Inc. at December 31, 1996 and June 30, 1997 was $4,679,000 and is included in the Company's consolidated balance sheet as due to related party.

     A subsidiary of the Company leases certain marine seismic equipment from Eagle under a five year operating rental agreement expiring June 30, 2001. The Company recorded $472,000 and $906,000 of costs related to this lease for the three and six months ended June 30, 1997 respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services. The Company focuses its onshore operations in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico. The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance- or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally does not retain rights to the data acquired. Onshore operations accounted for approximately 56% of the Company's pro forma combined revenues for the six months ended June 30, 1997, with offshore operations accounting for the remaining 44% of pro forma combined revenues.

  ONSHORE OPERATIONS

     With respect to its onshore operations, the Company's prices, and therefore its revenues, vary depending primarily on demand for the Company's services, the number of acquisition crews of the Company, the acquisition capacity of each crew, the utilization rates of the Company's crews and the complexity and difficulty of the projects undertaken by each crew. The Company increased the channel capabilities of its two existing Opseis crews during 1996 and added a third Opseis crew in January 1997. Thus, the Company has increased the number of crews operated and the acquisition capacities of its crews for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     Revenues for less complex, easier to perform seismic acquisition projects tend to be lower than revenues for more complex, difficult to perform projects, even when the projects take the same amount of time for a crew to perform. The mix of more and less complex projects results in variations from period to period for revenues attributable to each crew. The projects performed by the Company's two onshore crews operating in the second quarter of 1997 were weighted more heavily towards complex projects than in the second quarter of 1996, further contributing to the increases in revenues in the second quarter of 1997 as compared to the second quarter of 1996.

  OFFSHORE OPERATIONS

     Similar to the Company's onshore operations, prices and revenues with respect to the offshore operations performed by ERI vary depending primarily on demand, the number of vessels operated by the Company, the acquisition capacity of each vessel, utilization rates and the complexity and difficulty of the projects undertaken by each vessel. During the second quarter of 1996, the Company operated three vessels, whereas during the second quarter of 1997, the Company operated four vessels. The Company also increased the streamer capacity of its vessels in mid-1996, so that the vessels operated in the second quarter of 1997 had greater data acquisition capabilities than in the second quarter of 1996. Thus, the Company has increased the number of vessels operated and the acquisition capacities of its vessels for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     In April 1997, one of the Simon Labrador's streamers suffered a mechanical failure and was damaged. The Company estimates that the cost of repairing such damage is unlikely to exceed $175,000. The Company believes that any damage in excess of its $250,000 insurance deductible would be covered by the Company's insurance. The Company estimates that the net income earned by the Company on the project that was being performed when such damage occurred was approximately $350,000 less than the Company had expected for that project. This decrease was the result of the project taking longer to complete after such damage since the vessel was operating with two instead of three streamers, the vessel earning a reduced dayrate as a result of operating with fewer streamers and the Company incurring the estimated cost of repair.

     On July 16, 1997, an incident caused by a shrimping vessel damaged the streamers deployed behind the Abshire Tide and the Discoverer in the Gulf of Mexico. Based on initial estimates of the damage, the Company anticipates that the cost to repair the streamers will be less than $500,000, and that any repair costs in excess of the Company's $250,000 deductible will be covered by the Company's insurance. This incident did not cause any material interruption to the operations of these vessels, and the Company does not believe that this incident will have a material effect on its results of operations.

     The Company currently intends to increase the streamer capacity of the Simon Labrador beginning in the fourth quarter of 1997 and carrying over into the first quarter of 1998 at an estimated capital cost of approximately $21.9 million, which will be funded from the proceeds of the Offering. This vessel will be taken out of service for a period of approximately 90 days to accomplish these modifications, during which period this vessel would have earned revenues of approximately $2.7 million. The Company anticipates that revenues and income generated by this vessel will increase as a result of these upgrades.

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Latin America, Africa and Southeast Asia, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations by generally attempting to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies, by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments and implementing other procedures to counteract currency fluctuations.

RESULTS OF OPERATIONS

     The following discussion of the Results of Operations is divided into a discussion of the Company's onshore operations, which were conducted by Eagle, and the Company's offshore operations, which were conducted by ERI prior to the consummation of the Offering. These discussions are presented based on the revenues and expenses of the separate companies prior to the ERI Acquisition, which occurred contemporaneously with the Offering. The revenues of Eagle include intercompany profits from work performed for Seitel, Eagle's parent corporation prior to the Offering, and its subsidiaries.

  ONSHORE OPERATIONS

     Second Quarter 1997 Compared to Second Quarter 1996

     Revenue increased 34% from $11.8 million in the second quarter of 1996 to $15.8 million in the second quarter of 1997, primarily due to the addition of a third Opseis crew in January 1997. In the second quarter of 1997, Eagle operated three crews, whereas in the second quarter of 1996, Eagle operated two crews. Additionally, the surveys performed by the Company's crews in the 1997 period were in more difficult logistical and environmental areas, providing higher contract prices per crew, than the surveys performed in the 1996 period.

     Operating costs (excluding depreciation) increased 36% from $8.4 million in the second quarter of 1996 to $11.5 million in the second quarter of 1997, primarily due to the addition of the third crew in the 1997 period. Operating margin percentage (revenues less operating costs, as a percentage of revenues) decreased slightly from 28.4% in the second quarter of 1996 to 27.2% in the second quarter of 1997.

     Depreciation increased 130% from $0.64 million in the second quarter of 1996 to $1.5 million in the second quarter of 1997, resulting from operating three crews in the 1997 period versus two in the 1996 period and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI. Selling, general and administrative expenses increased 4% from $0.98 million in the second quarter of 1996 to $1.1 million in the second quarter of 1997, primarily due to the addition of administrative staff to support the expanded operations. Net interest expense decreased from $0.16 million in the 1996 period to $(0.12) million in the 1997 period due to interest income earned on receivables from Seitel.

     Six Months Ended June 30, 1997 Compared to June 30, 1996

     Revenues increased 62% from $17.8 million for 1996 to $28.8 million for 1997. This increase in revenue was primarily due to the three crews operating in the first six months of 1997 as compared to two crews operating in the 1996 period.

     Operating expenses (excluding depreciation) increased 63% from $12.8 million in 1996 to $20.8 million for 1997. This increase is proportional to the increase in revenue resulting from the third seismic crew. Operating margin percentage (revenues less operating costs, as a percentage of revenues) was 28% for both six month periods.

     Depreciation and amortization increased 114% from $1.3 million in 1996 to $2.8 million in 1997 resulting from the operation of three crews in 1997 compared to two crews in 1996 and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI. Selling, general, and administrative expenses increased 9.3% from $1.3 million in 1996 to $1.5 million in 1997 primarily due to the addition of administrative staff to support the expanded operations. Net interest expense decreased 88% from $0.3 million in 1996 to $0.03 million in 1997 primarily due to interest income earned on receivables from Seitel.

  OFFSHORE OPERATIONS

     Second Quarter 1997 Compared to Second Quarter 1996

     Revenue decreased 8.8% from $12.7 million in the second quarter of 1996 to $11.6 million in the second quarter of 1997, primarily due to downtime resulting from damages sustained by the Simon Labrador in April 1997.

     Operating expenses (excluding depreciation) decreased from $11.0 million in the second quarter of 1996 to $8.9 million in the second quarter of 1997 due to start up costs incurred in 1996 in the Gulf of Mexico. Operating margins increased from 13.4% in 1996 to 22.6% in 1997 as a result.

     Depreciation increased 15.8% from $1.2 million in the second quarter of 1996 to $1.4 million in the second quarter of 1997, resulting from operating four vessels in the 1997 period versus three in the 1996 period and from the purchase of additional capital equipment in mid 1996 with corresponding depreciation beginning in 1997. Selling, general and administrative expenses decreased slightly due to lower legal and administrative costs. Interest expense increased from $0.4 million in the 1996 period to $0.5 million in the 1997 period due to financing costs associated with additional working capital requirements.

     No provision was made for United States and United Kingdom income taxes in either quarter due to operating losses and operating loss carry-forwards from the offshore operations.

     Six Months Ended June 30, 1997 Compared to June 30, 1996

     Revenues increased 13.3% from $19.6 million for 1996 to $22.2 million for 1997. This increase in revenue was primarily due to improved vessel utilization in the first six months of 1997 compared to the 1996 period. The Discoverer and Abshire Tide were in a start up mode for a portion of the first quarter of 1996 whereas they were fully utilized in 1997.

     Operating expenses (excluding depreciation) decreased 10.5% from $18.1 million in 1996 to $16.2 million for 1997. The decrease is due to the increased utilization of the vessels coupled with no significant startup costs incurred during 1997 as compared to 1996. Operating margin percentage (revenues less operating costs, as a percentage of revenues) increased from 7.6% in 1996 to 27.0% in 1997 as a result.

     Depreciation increased 23.7% from $2.2 million in 1996 to $2.8 million in 1997 resulting from the operation of four vessels in 1997 compared to three vessels in 1996. Selling, general, and administrative expenses decreased 4.1% from $1.31 million in 1996 to $1.30 million in 1997. Net interest expense increased 21.6% from $0.8 million in 1996 to $0.9 million in 1997 due to increased working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Offering, Eagle was a wholly-owned subsidiary of Seitel. In the past, Seitel had guaranteed certain indebtedness of Eagle and made loans to Eagle. All of such debt owed to Seitel was repaid with a portion of the net proceeds of the Offering. The Company's borrowing costs may increase in the future as a result of having to obtain financing based on its own creditworthiness. Therefore, the historical liquidity and capital resources of Eagle may not be indicative of the Company's future liquidity and capital resources.

     The revenues of Eagle generated by work performed for Seitel and its other subsidiaries were based on prices charged to unaffiliated third parties for similar work and included a profit. Because Eagle was a wholly-owned subsidiary of Seitel prior to the Offering, the profits generated by such intercompany work were eliminated from Seitel's financial statements upon consolidation. Upon consummation of the ERI Acquisition and the Offering, Eagle ceased to be a wholly-owned subsidiary of Seitel. Because Seitel did not intend to fund any payables to the Company which resulted from such intercompany work and which were still outstanding at the time of the Offering, the Company declared a dividend on July 22, 1997, to its sole stockholder, a wholly-owned, indirect subsidiary of Seitel, to eliminate any remaining intercompany receivables from Seitel. This dividend of Eagle's receivable from Seitel for profits attributable to work performed by Eagle for Seitel and its subsidiaries since inception to the date of consummation of the Offering, less taxes and allocable overhead attributable to such intercompany work, was paid immediately prior to the consummation of the Offering. As of June 30, 1997, the amount of such net intercompany receivable was approximately $6.3 million.

     The Company's pro forma working capital as of June 30, 1997, after giving effect to the consummation of the ERI Acquisition and the application of the net proceeds from this Offering, was $34.4 million. The pro forma indebtedness of the Company as of such date consisted of a capital lease obligation totaling approximately $12.2 million relating to the capital lease of the vessel Simon Labrador.

     The Company has repaid $35.7 million of existing indebtedness with a portion of the net proceeds of the Offering, which will significantly decrease the Company's interest expenses and will eliminate the Company's obligation to make payments on the principal of such debt in the future. This will allow the Company to apply the cash generated from operations towards its capital requirements rather than to service such debt.

     The Company currently plans to expand its existing data acquisition capabilities through the expansion of the streamer towing capacity of one of its vessels beginning in the fourth quarter of 1997 and carrying over into the first quarter of 1998, at a capital cost of approximately $21.9 million. This capital expenditure will be funded from the net proceeds of the Offering. In 1998, the Company intends to charter and equip one additional offshore seismic vessel, at a capital cost of approximately $25 to $30 million. The Company intends to fund these capital costs with a combination of cash from operations and additional debt or equity financing.

     The Company operates the Simon Labrador under a capital lease with Simon-Horizon Limited (Simon), which in turn leases the vessel from the Royal Bank of Scotland (RBS) under a capital lease. Pursuant to the arrangement between the Company and Simon, the Company is required to use its best endeavors to obtain the release of Simon from all obligations in connection with the lease of this vessel. The Company has agreed in principle with RBS for RBS to enter into a capital lease for this vessel directly with the Company, and the Company has deposited $4,390,000 of the proceeds of the Offering with RBS as additional security for the lease. The Company and RBS are currently negotiating the terms of the definitive agreements relating to the release of Simon from its obligations relating to this vessel and the new lease between the Company and RBS.

     In September 1997, the Company ordered a fourth Opseis seismic data acquisition system at an estimated total cost of approximately $5.6 million. This acquisition will be funded with cash flow from operations and vendor financing. The Company anticipates that operation of this fourth system will begin in the first quarter of 1997. Additionally, the Company has obtained a commitment to purchase a total of 1,500 seismic recording channels for its three crews at a cost of approximately $3.5 million. The Company anticipates funding this purchase with cash flows from operations and vendor financing.

     As of June 30, 1997, the Company had capital commitments to purchase approximately $1.6 million of additional marine seismic data acquisition equipment as part of its scheduled routine replacement of existing equipment. The Company intends to pay for this equipment with a combination of the net proceeds of the Offering and vendor financing.

     The Company has obtained a commitment from Bank One, Texas, N.A. with respect to a $20,000,000 revolving credit facility to be secured by the Company's accounts receivable. The amount the Company may borrow under the revolving credit facility will be limited to a borrowing base that will be equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of eligible investment grade foreign receivables, non-graded U.S. receivables and other eligible receivables approved by the bank. Interest only will be payable monthly or at the end of LIBOR interest periods, and the credit facility will be payable in full in three years. Mandatory prepayments will be required if borrowings exceed the borrowing base. Interest will accrue under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. The Company expects to finalize such credit agreement by early October, 1997. However, the bank's commitment is subject to negotiation of definitive loan agreements, and there can be no assurance that the Company will enter into such arrangement, or that any credit facility the Company does obtain will be on these terms.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1997 will be funded from a portion of the net proceeds of the Offering and the Company's cash flow from operations. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations and additional debt or equity financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

                          PART II -- OTHER INFORMATION

ITEMS 1, 3, 4, 5 AND 6 -- NOT APPLICABLE

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 5, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-28303, effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $17.00 per share of 4,000,000 shares of common stock by the Company, the sale of 1,880,000 shares of common stock by a selling stockholder, and the sale, pursuant to over-allotment options granted to the underwriters, of up to an additional 602,000 shares of common stock by the Company and up to an additional 280,000 shares of common stock by selling stockholders, for an aggregate of 6,762,000 shares of common stock registered at an aggregate offering price of $114,954,000. On August 11, 1997, the Company sold 4,000,000 shares and a selling stockholder sold 1,880,000 shares of the Company's common stock. On September 5, 1995, the underwriters purchased an additional 180,000 shares of common stock from selling stockholders and an additional 464,000 shares of common stock from the Company pursuant to the over-allotment options, at which time the offering was terminated with an aggregate of 6,524,000 shares of common stock sold at an aggregate price of $110,908,000. The Company received $75,888,000 and the selling stockholders received $35,020,000 of the total proceeds. Prudential Securities Incorporated was the managing underwriter of the offering, and Simmons & Company International was co-managing underwriter.

     Total expenses incurred to date are approximately $8.9 million, consisting of $7.8 million of underwriting discounts and commissions, and an estimated $1.1 million of accounting, legal and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $69.5 million. None of such expenses were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

     Of the approximately $69.5 million of net proceeds to the Company from the offering, $35.7 million has been applied to the repayment of indebtedness, of which $7.8 million was repaid to Seitel, Inc., which owns in excess of 10% of the outstanding common stock of the Company, and the balance of which was paid to unrelated parties. In addition, the Company has deposited $4,390,000 with the Royal Bank of Scotland as additional security for a capital lease of one of the Company's seismic data acquisition vessels.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE GEOPHYSICAL, INC.

                 September 18, 1997                                     /s/ JAY N. SILVERMAN
-----------------------------------------------------       --------------------------------------------
                        Date                                        Jay N. Silverman, President

                 September 18, 1997                                    /s/ RICHARD W. MCNAIRY
-----------------------------------------------------       --------------------------------------------
                        Date                                Richard W. McNairy, Chief Financial Officer

                 September 18, 1997                                     /s/ DAVID H. SAINDON
-----------------------------------------------------       --------------------------------------------
                        Date                                 David H. Saindon, Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  27              Financial Data Schedule