Form 10-Q
period 1997-09-30
EAGLE GEOPHYSICAL INC
filed 1997-11-14
CIK 1039971

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997
                                             OR
     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from                to

                        COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0522659
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
             50 BRIAR HOLLOW LANE                                  77027
                6TH FLOOR WEST                                   (Zip Code)
                HOUSTON, TEXAS
   (Address of Principal Executive offices)

       Registrant's telephone number, including area code: (713) 881-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of November 15, 1997: 8,489,000

================================================================================

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                              PAGE
                                                              -----
PART I -- FINANCIAL INFORMATION.............................      3
ITEM 1. FINANCIAL STATEMENTS................................      3
EAGLE GEOPHYSICAL, INC.
  Consolidated Balance Sheets -- September 30, 1997
     (unaudited) and December 31, 1996......................      3
  Consolidated Statements of Operations for the three and
     nine month periods ended September 30, 1997 and 1996
     (unaudited)............................................      4
  Consolidated Statements of Cash Flows for the nine month
     periods ended September 30, 1997 and 1996
     (unaudited)............................................      5
  Consolidated Statement of Stockholders' Equity
     (unaudited)............................................      6
  Notes to Unaudited Condensed Consolidated Financial
     Statements.............................................      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     11

PART II -- OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........   II-1

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1996           1997
                                                              ------------   -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
    $-0-and $4,427 (unaudited) at December 31, 1996 and
    September 30, 1997 respectively.........................    $    --        $ 30,632
  Receivables:
    Trade, billed, net of allowance for doubtful accounts of
      $-0- and $570 (unaudited) at December 31, 1996 and
      September 30, 1997 respectively.......................     12,913          25,949
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................        441           1,577
    Other...................................................        233             693
  Inventory.................................................         --           1,536
  Prepaid expenses and other assets.........................        860           4,106
                                                                -------        --------
         Total current assets...............................     14,447          64,493
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................     20,200          51,311
  Furniture, fixtures and other.............................        108             495
                                                                -------        --------
                                                                 20,308          51,806
  Less: Accumulated depreciation............................     (8,103)        (13,240)
                                                                -------        --------
       Net property and equipment...........................     12,205          38,566
GOODWILL, NET...............................................         --          19,565
OTHER LONG-TERM ASSETS......................................         69              32
                                                                -------        --------
         TOTAL ASSETS.......................................    $26,721        $122,656
                                                                =======        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $ 2,556        $      4
  Current portion of capital lease obligations..............      1,033           3,955
  Accounts payable..........................................      4,623          14,723
  Accrued liabilities.......................................        652           9,725
  Billings in excess of costs and estimated earnings on
    uncompleted
    contracts...............................................         78             443
                                                                -------        --------
         Total current liabilities..........................      8,942          28,850
LONG-TERM DEBT..............................................      6,039              --
CAPITAL LEASE OBLIGATIONS...................................      1,274           9,834
DUE TO AFFILIATE............................................      1,965              --
DEFERRED INCOME TAXES.......................................        712           1,093
                                                                -------        --------
         TOTAL LIABILITIES..................................     18,932          39,777
                                                                -------        --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued and outstanding...........         --              --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 3,400,000
    shares at December 31, 1996 and 8,489,000 at September
    30, 1997 (unaudited)....................................         34              85
  Additional paid-in capital................................      7,755          82,702
  Retained earnings.........................................         --             517
  Note receivable from stockholder..........................         --            (425)
                                                                -------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................      7,789          82,879
                                                                -------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $26,721        $122,656
                                                                =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTH         NINE MONTH
                                                           PERIODS ENDED       PERIODS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          1996      1997      1996      1997
                                                         -------   -------   -------   -------
                                                            (UNAUDITED)         (UNAUDITED)
REVENUE(1).............................................  $12,138   $25,216   $29,889   $53,982
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)......................    8,790    18,709    21,557    39,488
  Depreciation and amortization........................    1,018     2,613     2,315     5,385
  Selling, general and administrative expenses.........      870     1,742     2,212     3,307
  Interest expense, net................................      167       494       461       528
  Other, net...........................................       --       152        --       152
                                                         -------   -------   -------   -------
                                                          10,845    23,710    26,545    48,860
                                                         -------   -------   -------   -------
Income before provision for income taxes...............    1,293     1,506     3,344     5,122
Provision for income taxes.............................      474       593     1,226     1,919
                                                         -------   -------   -------   -------
NET INCOME.............................................  $   819   $   913   $ 2,118   $ 3,203
                                                         =======   =======   =======   =======
Earnings per common share..............................  $   .24   $   .14   $   .62   $   .73
                                                         =======   =======   =======   =======
Weighted average number of common shares...............    3,400     6,361     3,400     4,398
                                                         =======   =======   =======   =======

---------------

(1) Includes revenue from affiliates of $5,668,000, $15,279,000, $7,893,000 and
    $23,105,000 for the unaudited three and nine month periods ended September 30, 1996 and 1997, respectively, and operating expenses related to such affiliate revenue of $4,150,000, $11,130,000, $5,751,000 and $16,961,000 for
    the unaudited three and nine month periods ended September 30, 1996 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTH PERIODS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                1996       1997
                                                              --------   ---------
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income..................................................   $ 2,118    $  3,203
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     2,315       5,385
  Gain on sale of property and equipment....................        --         (18)
  Bad debt expense..........................................        --         570
  Deferred income tax provision.............................        45         381
  Increase in receivables...................................    (2,127)     (4,457)
  Increase in other assets..................................       (46)     (1,918)
  (Decrease) increase in accounts payable and other
     liabilities............................................      (295)      4,233
                                                               -------    --------
          Total adjustments.................................      (108)      4,176
                                                               -------    --------
          Net cash provided by operating activities.........     2,010       7,379
                                                               -------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (7,927)    (12,259)
  Cash received on disposal of property and equipment.......        --          24
  Cash acquired from the purchase of Energy Research
     International..........................................        --         145
                                                               -------    --------
          Net cash used in investing activities.............    (7,927)    (12,090)
                                                               -------    --------
Cash flows from financing activities:
  Borrowings under term loans...............................     7,697       7,925
  Principal payments on term loans..........................      (881)    (34,895)
  Principal payments on capital leases......................      (932)     (3,893)
  Payment to affiliate......................................        --      (3,003)
  Issuance of Common Stock, net.............................        --      69,209
                                                               -------    --------
          Net cash provided by financing activities.........     5,884      35,343
                                                               -------    --------
Net increase (decrease) in cash and cash equivalents........       (33)     30,632
Cash and cash equivalents at beginning of period............        58          --
                                                               -------    --------
Cash and cash equivalents at end of period..................   $    25    $ 30,632
                                                               -------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..................................................   $   665    $    738
                                                               =======    ========
  Income taxes..............................................   $    --    $     --
                                                               =======    ========
Noncash investing and financing activities:
  Equipment purchased through capital leases................   $    41    $    374
                                                               =======    ========
  Contribution of 19% interest in Energy Research
     International by Seitel, Inc...........................   $    --    $    914
                                                               =======    ========
  Issuance of common stock to an officer for a note.........   $    --    $    425
                                                               =======    ========
  Purchase of Remaining 81% Interest in Energy Research
     International for Common Stock.........................   $    --    $  8,415
                                                               =======    ========
  Dividend declared to Seitel, Inc..........................   $    --    $  6,651
                                                               =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     NOTE
                                         COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                        ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                        SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                        ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1996............  3,400     $34      $ 7,755     $    --       $  --         $ 7,789
UNAUDITED:
Contribution of 19% Interest in Energy
  Research International by Seitel,
  Inc. ...............................     --      --          914          --          --             914
Net Income from January 1, 1997 to
  August 11, 1997.....................     --      --           --       2,686          --           2,686
Dividend Declared to Seitel, Inc. ....     --      --       (3,965)     (2,686)         --          (6,651)
Issuance of Common Stock, net.........  4,464      45       69,164          --          --          69,209
Acquisition of Remaining 81% of Energy
  Research International..............    600       6        8,409          --          --           8,415
Issuance of Common Stock to an officer
  for a note..........................     25      --          425          --        (425)             --
Net Income from August 12, 1997 to
  September 30, 1997..................     --      --           --         517          --             517
                                        -----     ---      -------     -------       -----         -------
Balance, September 30, 1997...........  8,489     $85      $82,702     $   517       $(425)        $82,879
                                        =====     ===      =======     =======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed consolidated financial statements of Eagle Geophysical Inc. (Eagle or the Company) for the nine months ended September 30, 1997 and 1996 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1.

     The accompanying interim condensed consolidated financial statements include the accounts of Eagle Geophysical, Inc. which prior to August 11, 1997 was indirectly a wholly-owned subsidiary of Seitel, Inc. (Seitel) and the accounts of Eagle Geophysical Onshore, Inc., both of which were formed on December 18, 1996. Effective December 31, 1996, substantially all of the assets of its predecessor, Seitel Geophysical, Inc., a wholly-owned subsidiary of Seitel, were contributed to Eagle Geophysical Onshore, Inc. The Company's reported assets, liabilities, revenues and expenses include the predecessor operations of Seitel Geophysical, Inc. for all periods presented. The financial reporting basis of the contributed net assets was carried forward to the Company's accounts, and the net equity of Seitel Geophysical, Inc. for periods prior to December 31, 1996 is reflected in the Company's additional paid-in capital account.

     In May 1997, the Company amended its Certificate of Incorporation to authorize the issuance of 25,000,000 shares of common stock and changed the par value to $.01 per share. At the same time, the Company approved a 3,400-for-one stock split. All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to the split.

     In May 1997, the Company also amended its Certificate of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, with terms and conditions to be determined by the Board of Directors in creating any particular series.

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

     On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.2 million to the Company after deducting offering-related expenses (the Offering). Also on August 11, 1997, the Company acquired the remaining 81% of Energy Research International in exchange for 600,000 shares of common stock (the ERI Acquisition). The acquisition was accounted for by the Company as a purchase transaction in which the Company recorded its cost in the assets acquired less liabilities assumed, with the difference between the cost and the sum of the fair values of tangible assets less liabilities assumed being recorded as goodwill. The Company is currently evaluating the value of the assets acquired and liabilities assumed in order to determine the final purchase price allocation related to ERI.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

2. EARNINGS PER COMMON SHARE

     Earnings per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options. The weighted average shares of common stock outstanding was 4,398,000 and 3,400,000 for the nine months ended September 30, 1997 and 1996 respectively.

3. PRO FORMA RESULTS OF OPERATIONS

     On August 11, 1997, the Company completed the acquisition of the remaining 81% interest in Energy Research International with the issuance of 600,000 shares of common stock for a purchase price valued at approximately $8.4 million. The following table presents the unaudited pro-forma effects of the Offering, the application of the net proceeds thereof, and the purchase of ERI as if such transactions had occurred on January 1, 1996:

                                                     NINE MONTHS          THREE MONTHS
                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   1997       1996       1997       1996
                                                 --------   --------   --------   --------
Pro Forma Revenue..............................   $83,049    $63,260    $32,989    $26,326
Pro Forma Income Before Taxes..................     7,201      1,656      3,139      3,097
Pro Forma Net Income...........................     5,596        824      2,379      2,744
Pro Forma Weighted Average Common Shares
  Outstanding..................................     8,489      8,489      8,489      8,489
Pro Forma Earnings Per Common Share............   $   .66    $   .10    $   .28    $   .32
                                                  =======    =======    =======    =======

4. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

     On October 21, 1997 the Company entered into an agreement with Bank One, Texas N.A. with respect to a $20,000,000 revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the facility is limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, 80% of eligible non-investment grade domestic and other investment grade foreign receivables and other eligible receivables approved by the bank. Interest only will be payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest will accrue under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. No amounts are currently outstanding related to this facility.

5. RELATED PARTY TRANSACTIONS

     The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three and nine month periods ended September 30, 1996 and 1997, the Company recognized revenue of $5,668,000, $15,279,000, $7,893,000, and $23,105,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997 such revenues

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the Offering the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the unaudited period from January 1, 1997 to August 11, 1997, the Company recorded general and administrative costs allocated from Seitel of $1,018,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances as the Company had available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the unaudited period from January 1, 1997 to August 11, 1997, the Company recorded net interest income of $404,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     On July 22, 1997 the Company declared a dividend to its sole shareholder, a wholly-owned, indirect subsidiary of Seitel, of the Company's receivable from Seitel for work performed by the Company for Seitel and its subsidiaries prior to the Offering. On August 11, 1997, the Company paid this dividend which amounted to approximately $6,651,000.

     Prior to the Offering, the Company leased certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by Energy Research International, under a five-year operating rental agreement expiring June 30, 2001. For the unaudited three and nine month periods ended September 30, 1997, the Company recognized revenue of $182,000 and $1,088,000, respectively, related to this lease. Subsequent to the ERI Acquisition, such rental income and expense has been eliminated in the Company's consolidated results of operations.

     The Company and Seitel have entered into a number of agreements for the purpose of defining their continuing relationship. Conflicts of interest may arise in the future between Seitel and the Company in connection with these agreements and other areas of their ongoing relationship. The following is a summary of certain prospective arrangements between the Company and Seitel.

     Master Separation Agreement. The Master Separation Agreement provided for the Company and Seitel to enter into a Sublease, a Registration Rights Agreement, a Tax Indemnity Agreement and an Administrative Services Agreement. In addition, the Master Separation Agreement required the Company to repay indebtedness owed by the Company and its subsidiaries to Seitel and indebtedness owed by the Company and its subsidiaries to third parties guaranteed by Seitel contemporaneously with the consummation of the Offering. Under the Master Separation Agreement, Seitel and its subsidiaries and the Company and its subsidiaries have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the Offering including liabilities under federal securities laws with respect to the Offering. The Master Separation Agreement also provides for continued access by the Company to historical financial and operational information relating to the Company and its subsidiaries maintained by Seitel.

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

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company has agreed to register the offer and sale by Seitel on a delayed and continuous basis from time to time of the shares of Common Stock owned by Seitel after the Offering at the expense of the Company.

     Tax Indemnity Agreement. Prior to the Offering, the Company was a member of the Seitel affiliated group and filed its tax returns on a consolidated basis with such group. After the Offering, the Company is no longer a member of the Seitel affiliated group. The Company and Seitel have entered into a Tax Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for periods before and after the Offering. Pursuant to the Tax Indemnity Agreement, the Company is required to pay Seitel (to the extent not already paid) its share of federal income taxes prior to the date of consummation of the Offering, and is responsible for federal income taxes from its operations on and after the date of the Offering. Any subsequent refunds, additional taxes or penalties or other adjustments relating to the Company's federal income taxes for periods prior to the date of consummation of the Offering shall be for the benefit of or be borne by Seitel. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local income taxes.

     Administrative Services Agreement. Seitel and the Company have entered into an Administrative Services Agreement pursuant to which Seitel provides the Company with administrative services, primarily accounting services, at up to the same levels as provided prior to the Offering. Seitel will provide these services for a 90-day transition period after the Offering to allow the Company adequate time to build an internal administrative staff. The Company pays Seitel for these services at Seitel's actual cost of providing these services.

     Employment Agreements. The Company entered into employment agreements with certain of its executive officers in connection with the Offering.

     Employee Benefits Allocation Agreement. The Company entered into an employee benefits allocation agreement with Seitel to govern certain matters relating to employees of Seitel who have become employees of the Company.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share with a newly defined basic earnings per share and modifies the computation of fully diluted earnings per share. The application of this statement will not have a material impact on the Company's calculation of earnings per share.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services. The Company focuses its onshore operations in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico. The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance- or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally does not retain rights to the data acquired. Onshore operations accounted for approximately 54% of the Company's pro forma combined revenues for the nine months ended September 30, 1997, with offshore operations accounting for the remaining 46% of pro forma combined revenues.

     References to unaudited pro forma results of operations above and in the following discussion assume the Offering, the application of the net proceeds thereof, and the ERI Acquisition occurred as of January 1, 1996.

  Onshore Operations

     With respect to its onshore operations, the Company's prices, and therefore its revenues, vary depending primarily on demand for the Company's services, the number of acquisition crews of the Company, the acquisition capacity of each crew, the utilization rates of the Company's crews and the complexity and difficulty of the projects undertaken by each crew. The Company increased the channel capabilities of its Opseis radio telemetry seismic data acquisition systems for its two existing crews during 1996 and added a third Opseis crew in January 1997. At the end of the third quarter of 1997, the Company upgraded the channel capacity of each of its three crews to 2,350 channels. Thus, the Company has increased the number of crews operated and the acquisition capacities of its crews for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     Revenues for less complex, easier to perform seismic acquisition projects tend to be lower than revenues for more complex, difficult to perform projects, even when the projects take the same amount of time for a crew to perform. The mix of more or less complex projects results in variations from period to period for revenues attributable to each crew. The projects performed by the Company's two onshore crews operating in the third quarter of 1997 were weighted more heavily towards complex projects than in the third quarter of 1996, further contributing to the increases in revenues in the third quarter of 1997 as compared to the third quarter of 1996.

  Offshore Operations

     Similar to the Company's onshore operations, prices and revenues with respect to the offshore operations performed by ERI vary depending primarily on demand, the number of vessels operated by the Company, the acquisition capacity of each vessel, utilization rates and the complexity and difficulty of the projects undertaken by each vessel. The Company operated four vessels in the third quarter of 1997 and 1996. The Company also increased the streamer capacity of its vessels in mid-1996, so that the vessels operated in 1997 had greater data acquisition capabilities than in the first half of 1996. Thus, the Company has increased the number of vessels operated and the acquisition capacities of its vessels for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     On July 16, 1997, an incident caused by a shrimping vessel damaged the streamers deployed behind the Abshire Tide and the Discoverer in the Gulf of Mexico. The Company anticipates that the cost to repair the streamers will be less than $500,000, and that any repair costs in excess of the Company's $250,000 deductible will be covered by the Company's insurance. This incident did not cause any material interruption to the operations of these vessels.

     The Company currently intends to increase the streamer capacity of the Simon Labrador beginning in the fourth quarter of 1997 and carrying over into the first quarter of 1998 at an estimated capital cost of approximately $21.9 million, which will be funded from the proceeds of the Offering. This vessel will be taken out of service for a period of approximately 90 days to accomplish these modifications, during which period this vessel would have earned revenues of approximately $5.1 million. The Company anticipates that revenues and income generated by this vessel will increase as a result of these upgrades.

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

RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which were conducted by Eagle, and the Company's offshore operations, which were conducted by ERI prior to the consummation of the Offering. These discussions are presented based on the unaudited proforma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the Offering. The revenues of Eagle include intercompany profits from work performed for Seitel, Eagle's parent corporation prior to the Offering, and its subsidiaries.

  ONSHORE OPERATIONS

  Quarter Ending September 30, 1997 Compared to September 30, 1996

     Revenue increased 43% from $11.9 million in the third quarter of 1996 to $17.1 million in the third quarter of 1997, primarily due to the addition of a third Opseis crew in January 1997. In the third quarter of 1997, Eagle operated three crews, whereas in the third quarter of 1996, Eagle operated two crews. Additionally, the surveys performed by the Company's crews in the 1997 period were in more difficult logistical and environmental areas, providing higher contract prices per crew, than the surveys performed in the 1996 period.

     Operating costs (excluding depreciation) increased 46% from $8.8 million in the third quarter of 1996 to $12.9 million in the third quarter of 1997, primarily due to the addition of the third crew in the 1997 period. Operating margin percentage decreased from 26.3% in the third quarter of 1996 to 24.8% in the third quarter of 1997.

     Depreciation increased 57% from $1.02 million in the third quarter of 1996 to $1.6 million in the third quarter of 1997, resulting from operating three crews in the 1997 period versus two in the 1996 period and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI. Selling, general and administrative expenses increased 33% from $1.2 million in the third quarter of 1996 to $1.6 million in the third quarter of 1997, primarily due to the addition of administrative staff to support the expanded operations. Net interest expense increased from $0.17 million in the 1996 period to $0.4 million in the 1997 period due to prepayment penalties and interest related to the retirement of certain debt and capital leases with proceeds from the Offering.

  Nine Months Ended September 30, 1997 Compared to September 30, 1996

     Revenue increased 54% from $29.3 million for 1996 to $45.0 million for 1997. This increase in revenue was primarily due to the three crews operating in the first nine months of 1997 as compared to two crews operating in the 1996 period.

     Operating expenses (excluding depreciation) increased 56% from $21.6 million in 1996 to $33.6 million for 1997. This increase is proportional to the increase in revenue resulting from the third seismic crew. Operating margin percentage decreased slightly from 26.3% in 1996 to 25.2% in 1997.

     Depreciation and amortization increased 87% from $2.3 million in 1996 to $4.3 million in 1997 resulting from the operation of three crews in 1997 compared to two crews in 1996 and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI. Selling, general, and administrative expenses increased 19% from $3.1 million in 1996 to $3.7 million in 1997 primarily due to the addition of administrative staff to support the expanded operations.

  OFFSHORE OPERATIONS

  Quarter Ending September 30, 1997 Compared to September 30, 1996

     Revenue increased 10% from $14.4 million in the third quarter of 1996 to $15.9 million in the third quarter of 1997, primarily due to improved vessel utilization. Two vessels experienced downtime in the third quarter of 1996 due to upgrades and repairs. Such vessels were fully utilized in the third quarter of 1997.

     Operating expenses (excluding depreciation) increased 10% from $9.8 million in the third quarter of 1996 to $10.8 million in the third quarter of 1997 due to the improved vessel utilization. Operating margins were 32% for both periods as a result of the proportionate increases in revenue and operating expenses.

     Depreciation increased 27% from $1.5 million in the third quarter of 1996 to $1.9 million in the third quarter of 1997, resulting from the purchase of additional capital equipment in mid 1996 with corresponding depreciation beginning in 1997. Selling, general and administrative expenses increased slightly due to higher legal and administrative costs.

  Nine Months Ended September 30, 1997 Compared to September 30, 1996

     Revenue increased 12% from $34.0 million for 1996 to $38.1 million for 1997. This increase in revenue was primarily due to improved vessel utilization and increased streamer capacity in the first nine months of 1997 compared to the 1996 period. The Discoverer and Abshire Tide were in a start up mode for a portion of the first quarter of 1996 whereas they were fully utilized in 1997.

     Operating expenses (excluding depreciation) decreased 5% from $27.5 million in 1996 to $26.1 million for 1997. The decrease is due to no significant startup costs having been incurred during 1997 as compared to 1996. Operating margin percentage increased from 19% in 1996 to 32% in 1997 as a result.

     Depreciation increased 20% from $4.5 million in 1996 to $5.4 million in 1997 resulting from the operation of four vessels in 1997 compared to three vessels in the first half of 1996 and four in the third quarter of 1996. Selling, general, and administrative expenses decreased 5% from $2.0 million in 1996 to $1.9 million in 1997. Net interest expense increased 33% from $0.21 million in 1996 to $.28 million in 1997 due to increased working capital requirements.

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

     Prior to August 11, 1997, the revenues of Eagle generated by work performed for Seitel and its other subsidiaries were based on prices charged to unaffiliated third parties for similar work and included a profit. Because Eagle was a wholly-owned subsidiary of Seitel prior to the Offering, the profits generated by such intercompany work were eliminated from Seitel's financial statements upon consolidation. Upon consummation of the ERI Acquisition and the Offering, Eagle ceased to be a wholly-owned subsidiary of Seitel. Because Seitel did not intend to fund any payables to the Company which resulted from such intercompany work and which were still outstanding at the time of the Offering, the Company declared a dividend on July 22, 1997, to its sole stockholder, a wholly-owned, indirect subsidiary of Seitel, to eliminate any remaining intercompany receivables from Seitel. This dividend of Eagle's receivable from Seitel for profits attributable to work performed by Eagle for Seitel and its subsidiaries since inception to the date of consummation of the Offering, less taxes and allocable overhead attributable to such intercompany work, was paid immediately prior to the consummation of the Offering on August 11, 1997 and totaled approximately $6.7 million.

     The Company's working capital as of September 30, 1997 was $35.6 million. The indebtedness of the Company as of such date consisted of capital lease obligations, totaling approximately $13.8 million.

     The Company has repaid $35.7 million of existing indebtedness with a portion of the net proceeds of the Offering, which has significantly decreased the Company's interest expenses and has eliminated the Company's obligation to make payments on the principal of such debt in the future. This will allow the Company to apply the cash generated from operations towards its capital requirements rather than to service such debt.

     The Company currently plans to expand its existing data acquisition capabilities through the expansion of the streamer towing capacity of one of its vessels beginning in the fourth quarter of 1997 and carrying over into the first quarter of 1998, at a capital cost of approximately $21.9 million. This capital expenditure will be funded from the net proceeds of the Offering. In 1998, the Company intends to charter and equip one additional offshore seismic vessel, at a capital cost of approximately $30 million. The Company intends to fund these capital costs with a combination of cash from operations and additional debt or equity financing.

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

     In September 1997, the Company ordered a fourth Opseis seismic data acquisition system at an estimated total cost of approximately $5.6 million. This acquisition will be funded with cash flow from operations and vendor financing. The Company anticipates that operation of this fourth system will begin in the first quarter of 1998. Additionally in August, 1997, the Company purchased a total of 1,500 seismic recording channels for its three crews at a cost of approximately $3.5 million. The Company anticipates funding this purchase with cash flows from operations and/or vendor financing.

     As of September 30, 1997, the Company had capital commitments to purchase approximately $2.3 million of additional marine seismic data acquisition equipment as part of its scheduled routine replacement of existing equipment. The Company intends to pay for this equipment with a combination of the net proceeds of the Offering and vendor financing.

     On October 21, 1997, the Company entered into an agreement with Bank One, Texas, N.A. with respect to a $20,000,000 revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the revolving credit facility is limited to a borrowing base that is equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of non-graded U.S. or investment grade foreign receivables and other eligible receivables approved by the bank. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest will accrue under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1997 will be funded from a portion of the net proceeds of the Offering and the Company's cash flow from operations. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations, borrowings from the Company's revolving credit facility, or additional debt financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involved risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEMS 1, 3, 4, 5 AND 6 -- NOT APPLICABLE

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 5, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-28303, effective.
Item 2 of Part II of the Company's 10-Q for the quarter ending June 30, 1997 set forth information regarding the Company's proceeds from the offering pursuant to such registration statement and the Company's use of such proceeds. The following information has changed since such disclosure.

     Total expenses incurred to date are approximately $9.2 million, consisting of $7.8 million of underwriting discounts and commissions, and an estimated $1.4 million of accounting, legal and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $69.2 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE GEOPHYSICAL, INC.

                      SIGNATURE                                                DATE
                      ---------                                                ----

               /s/ RICHARD W. MCNAIRY                                    November 14, 1997
-----------------------------------------------------
 Richard W. McNairy, Vice President-Chief Financial
  Officer, on behalf of the Registrant and as Chief
                  Financial Officer

                /s/ DAVID H. SAINDON                                     November 14, 1997
-----------------------------------------------------
     David H. Saindon, Chief Accounting Officer

                               INDEX TO EXHIBITS

 Exhibit
   No.              Description
 -------            -----------
   27.1             Financial Data Schedule