Form 10-K405
period 1997-12-31
EAGLE GEOPHYSICAL INC
filed 1998-03-30
CIK 1039971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0522659
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)                             77027
             50 BRIAR HOLLOW LANE                                (Zip Code)
                6TH FLOOR WEST
                HOUSTON, TEXAS
   (Address of Principal Executive offices)

       Registrant's telephone number, including area code: (713) 881-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 1998 was approximately $120,968,250. For these purposes, the term "affiliate" is defined to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $14.25 and there were a total of 8,489,000 shares of Common Stock outstanding.

          Documents Incorporated by Reference:

            DOCUMENT              PART
            --------              ----
 Definitive Proxy Statement for
1998 Annual Stockholders Meeting  III

================================================================================

                            EAGLE GEOPHYSICAL, INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    6
Item 4.    Submission of Matters to a Vote of Security Holders.........    6
                                   PART II
Item 5.    Market for the Common Stock and Related Stockholder
             Matters...................................................    6
Item 6.    Selected Financial Data.....................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    9
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   14
Item 8.    Financial Statements and Supplementary Data.................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   14
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   15
Item 11.   Executive Compensation......................................   15
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   15
Item 13.   Certain Relationships and Related Transactions..............   15
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   15

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Eagle Geophysical, Inc. ("Eagle" or the "Company") is a highly focused international oilfield service company engaged in the acquisition of seismic information, with a specialization in the acquisition of high definition three-dimensional ("3D") seismic data in logistically difficult wetland environments and in congested offshore areas. Seismic data is used by oil and gas companies in the exploration for new oil and gas reserves and the development of existing reserves.

BACKGROUND

     The Company was formed in December, 1996 from the onshore seismic data acquisition business of Seitel Geophysical Inc., a wholly-owned subsidiary of Seitel, Inc. ("Seitel"). In May, 1997, the Company acquired a 19% ownership interest in Energy Research International ("ERI") through the contribution of stock from Seitel. ERI is a provider of offshore seismic data acquisition services through its subsidiary Horizon Exploration Ltd. The Company remained a wholly-owned subsidiary of Seitel until August 11, 1997 when the Company completed an initial public offering of 6,524,000 shares of common stock at $17 per share (including 1,880,000 shares sold by Seitel and 180,000 shares sold by the former owners of ERI) resulting in net proceeds to the Company of $69.1 million after deducting offering related expenses, (the "Offering"). Also on August 11, 1997, the Company completed the acquisition of the remaining 81% of ERI in exchange for 600,000 shares of common stock (the "ERI Acquisition").

RECENT DEVELOPMENTS

     The Company has entered into a letter of intent to acquire the common stock of Seismic Drilling & Services, Inc. ("SDS") for approximately $5 million consisting of approximately $3.5 million in cash and 98,360 shares of the Company's common stock. SDS is a privately held provider of seismic shot-hole drilling and related front-end services for the seismic data acquisition industry. The Company expects to complete this transaction late in the first quarter or early in the second quarter of 1998.

     At the end of March 1998, the Company added a fourth onshore seismic crew to its operation at a cost of approximately $8.6 million.

     The Company has recently completed the upgrade of its chartered offshore seismic data acquisition vessel, the Labrador Horizon, at a cost of approximately $20.0 million. This vessel has been in dry-dock for approximately three months and will be deployed to the North Sea.

     In March 1998, the Company replaced one of its chartered offshore seismic vessels, the Abshire Tide, with a different vessel, the Celtic Horizon.

OPERATIONS

     The Company derives its revenues primarily through seismic data acquisition services to customers in one industry segment, the oil and gas industry. The Company's seismic data acquisition services are performed through its two operations -- the onshore operation and the offshore operation.

     ONSHORE SEISMIC OPERATIONS. The Company currently operates four onshore acquisition crews, each utilizing a 2,350 channel 24-bit Opseis 3D seismic data acquisition system. These systems use radio signals to transmit seismic data from the field recording boxes to the central recording system and are therefore more efficient in swamps and marshes and in areas with numerous man-made obstacles than systems that use cables to transmit data. The primary components of the Company's data acquisition systems are waterproof and are designed to be used in a wet environment.

     Prior to acquiring onshore seismic data in the field, the specifications of a survey must be designed to optimize the imaging of the targeted geologic strata, permits must be obtained from the mineral owners of the survey area and permits to enter onto the land must be obtained from surface owners and lessees whose property will be traversed in the acquisition operations. The specifications of the seismic surveys are generally designed by the Company's customers with varying degrees of input from the Company. A typical 3D survey conducted by the Company in the U.S. Gulf Coast region will require permits from hundreds or even thousands of mineral and land owners. Although some customers obtain these permits themselves, many contract with the Company, as part of the acquisition project, to obtain these permits. The Company has developed proprietary computer software to track which permits have been obtained and the conditions imposed by the various permits. Once permitted, surveys frequently require modification to take into account surface obstructions, such as water wells and oil and natural gas wells, highways, towns and areas where permits cannot be obtained. The Company combines its experience in conducting onshore surveys in areas with many obstructions with its knowledge of the capabilities of its radio telemetry systems to modify surveys after permitting to optimize the quality of the data obtained within the physical limitations imposed.

     OFFSHORE SEISMIC OPERATIONS. The Company acquires offshore seismic data using seismic crews employed by the Company and operating chartered or leased vessels that have been modified and outfitted with a full complement of data acquisition, recording, navigation and communications equipment owned or leased by the Company. The Company currently operates four seismic vessels, two of which operate in tandem as a single seismic crew. Company crews direct the positioning of the vessels using sophisticated navigation equipment, deploy and retrieve seismic streamers and energy sources and operate all of the systems relating to seismic activities. Company crews are not responsible for the vessels or for vessel crews, who are employees of the vessel owner or a contract operator. Each vessel has an equipment complement consisting of recording instrumentation, digital recording streamers, location systems, multiple navigation systems, and, except for the recording vessel Celtic Horizon, a seismic energy source and control system. The Company generally operates its offshore seismic data vessels on a 24-hours-a-day, seven-days-a-week basis. Each of the Company's vessels is taken out of service for approximately two to four weeks each year, generally at different off-season times of the year, for routine maintenance and service.

     The following table sets forth certain information as of March 15, 1998 concerning the seismic vessels operated by the Company. As of such date, all of these vessels were operating or mobilizing to committed projects, except for the Labrador Horizon, which was undergoing sea trials after its recent upgrade and is expected to mobilize to a committed project by the end of the first quarter.

                          LAST       TOTAL                              DATA
                       SIGNIFICANT   LENGTH    BEAM     STREAMER     ACQUISITION    CHARTER/LEASE     CURRENT
     VESSEL NAME         UPGRADE     (FEET)   (FEET)   CAPABILITY      SYSTEM        EXPIRATION      LOCATION
     -----------       -----------   ------   ------   ----------    -----------    -------------    --------
Labrador Horizon.....     1998        263       55         6        Input/Output        2001(1)        U.K.
                                                                    1,024 Channel
                                                                       24 Bit
Discoverer(2)........     1996        236       52         3           Syntron          1999          Gulf of
                                                                    1,920 Channel                     Mexico
                                                                       16 Bit
Celtic Horizon(2)....     1998        214       41         3           Syntron          2001(3)       Gulf of
                                                                    1,920 Channel                     Mexico
                                                                       16 Bit
Pacific Horizon......     1996        251       41         2        Input/Output        2000(4)      Argentina
                                                                    1,024 Channel
                                                                       24 Bit

---------------

(1) The Labrador Horizon is currently leased under a capital lease from Royal Bank of Scotland ("RBS") through Simon Horizon Ltd. expiring in 2001. The vessel has recently completed an upgrade to six streamers, the cost of which upgrade is intended to be financed through a capital lease with British Linen Bank for a period of five years ending in 2003. As a result of the capital lease with British Linen Bank, the lease with RBS and Simon Horizon Ltd. will be terminated.

(2)  The Discoverer and Celtic Horizon work in tandem as a single seismic crew.

(3) This vessel is recently chartered and replaces the Company's previous undershoot vessel, the Abshire Tide.

(4)  This charter can be terminated by the Company on one month's notice.

     The Company believes that maintaining a combination of short-term vessel charters with longer-term capital leases and other arrangements provides flexibility to manage the risks associated with the fixed costs of charters. This approach allows the Company to adjust the size of its fleet according to market demand while also providing stability in the Company's vessel fleet. The Company generally believes that chartering vessels maintains financial flexibility and reduces to some extent the Company's exposure to technological change and obsolescence of the vessels. All of the vessels in the Company's fleet are operated under charter agreements or leases expiring from 1999 to 2001, with provisions for extensions for varying periods.

     The Company recently upgraded the seismic data acquisition capabilities of the Labrador Horizon to increase its streamer capability from three to six streamers and upgraded its data acquisition system from a 16 bit to a 24 bit resolution system. This upgrade will significantly increase the seismic data acquisition capabilities of the Labrador Horizon, which will enable the Company to further increase efficiency in difficult operational and technically demanding areas. This vessel was taken out of service in December 1997 for a period of approximately three months to accomplish these modifications.

GEOGRAPHIC OPERATIONS

     ONSHORE. During 1996, onshore 3D seismic data acquisition contract revenues were $47.3 million, or 52% of the Company's pro forma combined revenues. In 1997, onshore 3D seismic data acquisition contract revenues were $60.7 million, or 56% of the Company's pro forma combined revenues. The revenues in both 1996 and 1997 were generated from surveys conducted in the U.S. Gulf Coast region. The Company expects in the near term to continue to focus its onshore surveys in this region, although the Company intends to seek opportunities for contract revenues in other areas, primarily Latin America, where oil and gas exploration and production activities exist.

     OFFSHORE. During 1996, offshore seismic data acquisition contract revenues were $43.6 million, or 48% of the Company's pro forma combined revenues. These revenues were generated primarily from surveys conducted in the North Sea and the U.S. Gulf of Mexico. In 1997, offshore seismic data acquisition contract revenues were $47.5 million, or 44% of the Company's pro forma combined revenues. These revenues were generated primarily from surveys conducted in the North Sea, the Falkland Islands and the U.S. Gulf of Mexico. The Company expects in the near term to continue to focus its offshore surveys in the North Sea and the U.S. Gulf of Mexico, although the Company may take advantage of opportunities for contract revenues in other areas of the world where offshore oil and gas exploration and production activities exist.

CAPITAL EXPENDITURES

     The Company has numerous competitors for both its onshore and offshore seismic data acquisition business, and substantial financial and other resources are required to maintain the state-of-the-art technology necessary to permit effective competition in bidding for contracts. Seismic data acquisition technology has progressed rapidly over recent years, and the Company expects this trend to continue. Sophisticated seismic data acquisition equipment and related crew training are very costly. For example, the cost of equipping a crew with a state-of-the-art system, such as the 2,350 channel Opseis system which the Company currently operates onshore (including ancillary equipment), ranges from approximately $7.0 to $9.0 million. Similarly, the cost of equipping a modern seismic data acquisition vessel with between four and eight streamers would range from approximately $20.0 to $30.0 million excluding vessel charter costs. The Company's strategy is to update its onshore and offshore data acquisition systems to maintain its competitive position. This may require large capital expenditures in addition to the Company's planned capital expenditures. There can be no assurance that the Company will have or otherwise be able to obtain the capital necessary to upgrade its equipment or to acquire any additional required equipment.

     The Company has recently upgraded the data acquisition capabilities of the seismic acquisition vessel Labrador Horizon at an estimated capital cost of approximately $20.0 million. This upgrade has significantly expanded the seismic data acquisition capabilities of this vessel by increasing its streamer capacity from three to six streamers and upgrading its recording equipment from a 16 bit system to a 24 bit system. The Company has acquired two vessels that it intends to sell and leaseback from charter operators for charter terms of 7 to 10 years. The costs to outfit and equip the two vessels will be approximately $10.0 million for the Austral Horizon utilizing four streamers and approximately $30.0 million for the Atlantic Horizon utilizing eight streamers. As the Company expands its onshore operations internationally, it is likely that the Company will need to acquire additional onshore acquisition systems at an estimated capital cost of approximately $7.0 to $9.0 million per crew. The Company anticipates that the funds for such expenditures will come from operations and additional bank financing, however, there can be no assurance that funds from operations will be sufficient, or that additional bank financing will be available on terms acceptable to the Company. The Company may revise its plans in response to future changes in the oil and gas industry in general and in the demand for its services in particular, its results of operations, its other capital requirements and other factors.

KEY SUPPLIERS

     The Company acquires its Opseis onshore seismic data acquisition systems from Georex, Inc., a subsidiary of Compagnie Generale de Geophysique, S.A. and Sercel, Inc. The Company acquires its offshore seismic data acquisition systems primarily from Input/Output, Inc. and Syntron, Inc., a subsidiary of Geoscience, Inc. Although these companies are not the only suppliers of seismic data acquisition systems, they are the Company's primary suppliers, and the Company is dependent on these suppliers with respect to additions and repairs to its current systems.

SALES AND MARKETING

     The Company's services traditionally have been marketed by the Company's principal executive officers. Subsequent to the Offering, the Company has maintained this marketing approach in order to preserve long-term relationships established by the Company's executive officers. As the Company's geographical and technical capabilities expand, the Company intends to continue to implement its marketing efforts from its principal offices in Houston, Texas and Sevenoaks, England.

BACKLOG

     The Company's backlog represents commitments for seismic data acquisition services from both its onshore and offshore seismic data acquisition businesses. All backlog consists of commitments believed to be firm. However, backlog estimates are based on a number of assumptions and estimates, including assumptions as to exchange rates between the U.S. dollar and the British pound and other currencies and estimates of the percentage of completion of contracts in progress. Contracts for services are occasionally varied or modified by mutual consent and in certain instances may be canceled by the customers on short notice without penalty. Consequently, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

     As of March 15, 1998, the Company estimates that its total backlog was approximately $77.5 million. Backlog for its onshore crews was $49.9 million in future gross revenues from existing customer commitments, and backlog for its offshore seismic acquisition crews was approximately $27.6 million in future gross revenues from existing customer commitments. Of these backlog amounts, approximately $45.0 million of the onshore backlog and none of the offshore backlog is attributable to work to be performed for Seitel and its subsidiaries.

COMPETITION

     The acquisition of onshore and offshore seismic data for oil and gas companies is highly competitive worldwide. Competition for available seismic surveys is based on a number of competitive factors, including crew availability, price, performance, dependability, and technology.

     As a result of changing technology and capital requirements, the seismic industry, both for onshore and offshore seismic data acquisition services, has consolidated substantially since the early 1980's, thereby reducing the number of competitors in the industry. Although dozens of companies perform onshore seismic data acquisition services, only a few companies compete actively to perform complex 3D surveys in the difficult wetland regions along the U.S. Gulf Coast. The Company's primary competitors in the wetland onshore seismic data acquisition business in the U.S. Gulf Coast region are Acadian Geophysical Services, Inc., Boone Geophysical, Inc., (a subsidiary of Venture Seismic, Inc.), Geco-Prakla (a subsidiary of Schlumberger Limited), Signature Geophysical Services, Inc., Universal Seismic Associates Inc., Veritas DGC, Inc. and Western Geophysical, Inc., (a subsidiary of Western Atlas International). The Company's primary competitors in the offshore seismic data acquisition business are Compagnie Generale de Geophysique, S.A., Geco-Prakla, Petroleum Geo-Services A.S.A., Veritas DGC, Inc. and Western Geophysical, Inc., (a subsidiary of Western Atlas International).

ENVIRONMENTAL MATTERS/REGULATION

     The Company's operations are subject to a variety of laws and regulations, including laws and regulations relating to the protection of the environment. Such laws and regulations govern various aspects of operations, including the handling of explosives and the discharge of explosives into the environment, the entry onto and restoration of wetlands, the removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment (both onshore and offshore) and the access to private and public lands to perform seismic surveys. The Company is required to invest financial and managerial resources to comply with such laws and related permit requirements in its operations and anticipates that it will continue to do so in the future. Although such expenditures historically have not been material to the Company, the fact that such laws or regulations are changed frequently makes it impossible for the Company to predict the cost or impact of such laws and regulations on its future operations.

     The adoption of laws and regulations that have the effect of limiting exploration or production activities by oil and gas companies could adversely affect the Company's operations by reducing the demand for its services. Certain import and export regulations may also limit the Company's ability to operate in certain areas.

     In addition, the Company's offshore operations are influenced by licensing activities and lease sales of governmental authorities. The timing and extent of licensing and leasing of areas for exploration and production influences the level of seismic data acquisition activity within a particular country.

CUSTOMERS

     ONSHORE. The Company's major customers for its onshore operations include primarily independent oil and gas companies and seismic data marketing companies. For the year ended December 31, 1997, Seitel and its subsidiaries accounted for approximately 57% of the Company's consolidated gross revenues from its onshore operations. For the year ended December 31, 1996, Seitel and its subsidiaries accounted for 57% and Fina Oil and Chemical Company accounted for 20% of the Company's consolidated gross revenues from its onshore operations. For the year ended December 31, 1995, Seitel and its subsidiaries accounted for 53% and Broughton Associates J.V. accounted for 22% of the Company's consolidated gross revenues from its onshore operations.

     OFFSHORE. The Company's major customers for its offshore operations include primarily multi-national oil and gas companies, foreign national oil and gas companies, and seismic data marketing companies. For the year ended December 31, 1997, Seitel and its subsidiaries accounted for 50% and Shell Exploration accounted for 11% of the Company's consolidated pro-forma revenues from its offshore operations. For the year ended December 31, 1996, Seitel and its subsidiaries accounted for 46% and Clyde Petroleum Exploratie BV accounted for 26% of the Company's consolidated pro-forma revenues from its offshore operations. For the year ended December 31, 1995, Seitel and its subsidiaries accounted for 8% and Amerada Hess Ltd. and British Gas Exploration and Production Ltd. accounted for 37% and 26%, respectively, of the Company's consolidated pro-forma revenues from its offshore operations.

SEASONALITY

     The onshore and offshore seismic data acquisition operations of the Company are subject to seasonal fluctuation, with the greatest volume of data acquisition occurring during the summer and fall. This is due primarily to adverse weather conditions, which are more prevalent in the winter and spring.

EMPLOYEES

     At December 31, 1997, the Company employed approximately 390 full-time personnel. The Company has not experienced any material work stoppages related to union activities and considers the relations with its employees to be good. The Company has employment contracts with five of its senior corporate executives.

ITEM 2. PROPERTIES

     The Company occupies six leased facilities that are principally used for general administrative functions, maintenance, storage and warehouse space. Two of these facilities are located in Texas, one in Louisiana and three in England. These properties range in size from approximately 1,000 to approximately 14,000 square feet, the terms of the leases range from month-to-month to leases that expire in 2012 and the leases provide for annual rentals ranging from approximately $12,000 to approximately $264,000. The Company's annual lease expense under these leases totals approximately $448,000. The Company subleases one of these properties, which serves as the Company's executive offices, from Seitel under a sublease that will expire in August 2000 and which provides for annual rental of approximately $85,000, which amount is included in the $448,000 total annual lease expense referred to above.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

                                    PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     The Company's common shares have been traded on the NASDAQ Stock Market under the symbol "EGEO" since the Company's initial public offering in August, 1997. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated as reported by NASDAQ/NM.

                                                                HIGH            LOW
                                                                ----            ---
1997
Third Quarter (from public offering date to September 30,
  1997).....................................................    $21             $17
Fourth Quarter..............................................     22 3/4          11 1/4

     On March 12, 1998, the closing price as quoted by NASDAQ/NM was $14.25 per share. As of March 12, 1998, there were 8,489,000 common shares outstanding held by approximately 22 record holders.

DIVIDEND POLICY

     In connection with the Offering, the Company paid a dividend of $6.7 million to Seitel to eliminate intercompany profits that had accrued prior to the Offering.

     The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities. The Company's current working capital line of credit contains certain financial covenants which may limit the Company's ability to pay dividends.

USE OF PROCEEDS

     On August 5, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-28303, effective.
Item 2 of Part II of the Company's 10-Q for the quarter ended September 30, 1997 set forth information regarding the Company's proceeds from the offering pursuant to such registration statement and the Company's use of such proceeds. The following information has changed since such disclosure.

     Total expenses incurred to date are approximately $9.3 million, consisting of $7.8 million of underwriting discounts and commissions, and an estimated $1.5 million of accounting, legal and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $69.1 million.

     As of March 15, 1998, the Company has utilized all of the $69.1 million net proceeds from the Offering. The Company used a portion of the proceeds to repay $40.1 million of indebtedness and trade accounts payable, of which $7.8 million was repaid to Seitel (Seitel owns 17.9% of the common stock of the Company). An additional $4.4 million was deposited with the Royal Bank of Scotland as further security for a capital lease of the Labrador Horizon. Approximately $20.0 million was utilized to upgrade the Labrador Horizon, $2.5 million for the upgrade from 1,850 channels to 2,350 channels for the Company's three onshore seismic crews and approximately $2.1 million was utilized to purchase equipment for the Company's fourth onshore seismic data acquisition crew.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected unaudited pro forma financial data for the Company. The unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 give effect to the Offering, the application of the net proceeds thereof to retire certain debt and capital leases, and the ERI Acquisition as if such transactions had occurred on January 1, 1996. Results of operations for periods prior to August, 1997 are pro forma and may not be indicative of the actual results that would have been achieved had the Company been a public company during the periods presented. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                               1997              1996
                                                          --------------    --------------
                                                            PRO FORMA         PRO FORMA
                                                           COMBINED AS       COMBINED AS
                                                          ADJUSTED(1)(2)    ADJUSTED(1)(2)
                                                          --------------    --------------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Statement of Operations Data:
  Revenues..............................................     $108,128          $90,915
                                                             --------          -------
  Expenses:
     Operating expenses(3)..............................       76,723           71,690
     Depreciation and amortization......................       12,890            9,427
     Selling, general and administrative expenses.......        8,793            6,432
     Interest and other expense, net....................          250              651
                                                             --------          -------
          Total expenses................................       98,656           88,200
                                                             --------          -------
Income before provision for income taxes................        9,472            2,715
Provision for income taxes..............................        2,680            1,914
                                                             --------          -------
Net income (4)..........................................     $  6,792          $   801
                                                             ========          =======
Basic & Diluted Earnings per share(4)...................     $   0.80          $   .09
                                                             ========          =======
Weighted average shares outstanding.....................        8,489            8,489
                                                             ========          =======
EBITDA(5)...............................................     $ 22,612          $12,793
                                                             ========          =======

---------------

(1) Reflects proforma adjustments for the ERI Acquisition, adjustments to reflect the completion of the Offering and the application of the net proceeds to retire certain debt and capital leases, and the sale of 25,000 shares of common stock, at the initial public offering price, to Jay N. Silverman, President of the Company, for a note.

(2) Reflects the combination of the proforma adjustments and the historical financial statements.

(3) As used herein, operating expenses exclude depreciation and amortization.

(4) Excludes the effect of a $600,000 extraordinary gain for early extinguishment of debt on ERI's historical 1996 financial statements.

(5) EBITDA represents earnings before interest expense, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that securities analysts use EBITDA as a measure to evaluate oilfield service companies. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital, although such future cash outlays are not included in the determination of EBITDA. The amount and trends in EBITDA should not be considered as alternatives to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a better measure of the Company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and its computation may vary among company's, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

     The following selected financial information set forth below has been derived from the audited consolidated financial statements and the unaudited consolidated financial statements of the Company and reflects the historical results of the Company and the historical results of ERI following the ERI Acquisition on August 11, 1997. Such consolidated financial statements for the years ended December 31, 1994, 1995, 1996 and 1997 have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. Arthur Andersen's 1997 report indicates that ERI's 1997 financial statements were audited by other auditors, whose opinion was furnished to Arthur Andersen. Arthur Andersen's 1997 opinion, insofar as it relates to ERI, is based solely on the report of the other auditors. This information should be read in conjunction with the consolidated financial statements of the Company, the notes related thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                               1993        1994      1995      1996     1997(1)
                                            -----------   -------   -------   -------   --------
                                            (UNAUDITED)HOUSANDS, EXCEPT PER SHARE AMOUNTS)
EAGLE GEOPHYSICAL, INC.
Statement of Operations Data:
  Revenues................................    $5,650      $25,721   $29,275   $48,136   $ 79,061
                                              ------      -------   -------   -------   --------
  Expenses:
     Operating expenses(2)................     3,596       20,070    20,986    34,917     56,470
     Depreciation and amortization........       409        1,817     2,471     3,409      8,584
     Selling, general and
       administrative.....................       108        1,673     2,874     2,680      6,408
     Interest and other expense, net......       147          384       408       531        205
                                              ------      -------   -------   -------   --------
          Total expenses..................     4,260       23,944    26,739    41,537     71,667
                                              ------      -------   -------   -------   --------
Income before provision for income
  taxes...................................     1,390        1,777     2,536     6,599      7,394
Provision for income taxes................       509          651       933     2,420      2,994
                                              ------      -------   -------   -------   --------
Net income................................    $  881      $ 1,126   $ 1,603   $ 4,179   $  4,400
                                              ======      =======   =======   =======   ========
Basic earnings per share..................    $  .26      $   .33   $   .47   $  1.23   $   0.81
                                              ======      =======   =======   =======   ========
Weighted average shares outstanding
  (basic).................................     3,400        3,400     3,400     3,400      5,418
                                              ======      =======   =======   =======   ========
Diluted earnings per share................    $  .26      $   .33   $   .47   $  1.23   $   0.81
                                              ======      =======   =======   =======   ========
Weighted average shares outstanding
  (diluted)...............................     3,400        3,400     3,400     3,400      5,436
                                              ======      =======   =======   =======   ========
Consolidated Balance Sheet Data:
  Cash and cash equivalents...............    $   25      $    29   $    58   $    --   $ 19,482
  Total assets............................     7,063       14,413    17,960    26,721    124,305
  Total debt and capital lease
     obligations..........................     3,989        8,034     5,932    10,902     10,760
  Stockholders' equity....................       881        2,007     3,610     7,789     83,996

---------------

(1) Includes results of ERI from August 11, 1997, the date of the ERI Acquisition, to December 31, 1997.

(2) As used herein, operating expenses exclude depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services. The Company focuses its onshore operations in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico.

     ONSHORE OPERATIONS. With respect to its onshore operations, the Company's prices, and therefore its revenues, vary depending on demand for the Company's services, the number of acquisition crews of the Company, the acquisition capacity of each crew, the utilization rates of the Company's crews and the complexity and difficulty of the projects undertaken by each crew. The Company increased the channel capabilities of its two existing Opseis crews during 1996 and added a third Opseis crew in January 1997. At the end of the third quarter of 1997, the Company upgraded the channel capacity of each of its three crews to 2,350 channels from 1,850 channels. Thus, the Company has increased the number of crews operated and the acquisition capacities of its crews for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     Revenues for less complex, easier to perform seismic acquisition projects tend to be lower than revenues for more complex, difficult to perform projects, even when the projects take the same amount of time for a crew to perform. The mix of more or less complex projects results in variations from period to period for revenues attributable to each crew. The projects performed by the Company's three onshore crews operating in 1997 were weighted more heavily towards complex projects than in 1996, further contributing to the increases in revenues in 1997 as compared to 1996.

     OFFSHORE OPERATIONS. Similar to the Company's onshore operations, prices and revenues with respect to the offshore operations performed by ERI vary depending on demand for the number of vessels operated by the Company, the acquisition capacity of each vessel, utilization rates and the complexity and difficulty of the projects undertaken by each vessel. The Company operated four vessels in 1997 and during the third and fourth quarter of 1996, with only three vessels being operated during the first and second quarter of 1996. The Company also increased the streamer capacity of its vessels in mid-1996, so that the vessels operated in 1997 had greater data acquisition capabilities than in the first half of 1996. Thus, the Company has increased the number of vessels operated and the acquisition capacities of its vessels for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Latin America, Africa and Southeast Asia, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations. The Company generally intends to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies and by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments and implementing other procedures to counteract currency fluctuations.

PRO FORMA RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which were conducted by the Company, and the Company's offshore operations, which were conducted by ERI prior to the consummation of the Offering. These discussions are presented based on the unaudited pro forma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the Offering in August, 1997. The revenues of the Company include intercompany profits from work performed for Seitel and its subsidiaries prior to the Offering.

  Onshore Operations -- Year Ended December 31, 1997 Compared to 1996

     Revenue increased 28% from $47.3 million in 1996 to $60.7 million in 1997, primarily due to the addition of a third Opseis crew in January 1997. Additionally, the surveys performed by the Company's crews in the 1997 period were in more difficult logistical and environmental areas, providing higher contract prices per crew, than the surveys performed in the 1996 period.

     Operating costs (excluding depreciation) increased 25% from $34.9 million in 1996 to $43.6 million in 1997, primarily due to the addition of the third crew in the 1997 period. Operating margin (revenues less operating costs as a percentage of revenues) increased from 26.2% in 1996 to 28.0% in 1997 as a result of these changes in revenues and operating costs.

     Depreciation and amortization increased 77% from $3.4 million in 1996 to $6.0 million in 1997, resulting from operating three crews in the 1997 period versus two in the 1996 period and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI.

     Selling, general and administrative expenses increased 58% from $3.8 million in 1996 to $6.0 million in 1997, primarily due to the addition of administrative staff to support expanded operations and additional corporate staff and related expenses incurred subsequent to the Offering.

     Net interest expense decreased from $0.5 million in the 1996 period to $0.3 million in the 1997 period due to interest savings related to the retirement of certain debt and capital leases and interest income earned on proceeds from the Offering

  Offshore Operations -- Year Ended December 31, 1997 Compared to December 31, 1996

     Revenue increased 9% from $43.6 million in 1996 to $47.5 million in 1997, primarily due to improved vessel utilization. Two vessels experienced downtime in the third quarter of 1996 due to upgrades and repairs.

     Operating expenses (excluding depreciation) decreased 11% from $36.8 million in 1996 to $33.1 million in 1997 primarily due to improved efficiency. Operating margins increased from 15.6% in 1996 to 30.3% in 1997 as a result of these changes in revenues and operating costs.

     Depreciation and amortization increased 15% from $6.0 million in 1996 to $6.9 million in 1997, resulting from the purchase of additional capital equipment in mid 1996 with corresponding depreciation beginning in 1997 as well as additional vessel upgrades in 1997 subsequent to the Offering.

     Selling, general and administrative expenses increased 8% from $2.6 million in 1996 to $2.8 million due to higher legal and administrative costs.

     Net interest and other expense decreased from $0.15 million in 1996 to $-0-in 1997 due to interest income earned on higher cash balances during 1997 and favorable foreign currency movements.

HISTORICAL RESULTS OF OPERATIONS

     The following is a discussion of the historical results of operations of the Company, including the results of ERI following the ERI Acquisition. The revenues of the Company include intercompany profits from work performed for Seitel prior to the Offering.

  Year Ended December 31, 1997 Compared to December 31, 1996

     Revenues increased 64% from $48.1 million in 1996 to $79.1 million in 1997 due to the addition of a third onshore seismic crew in January, 1997, and the acquisition of ERI in August, 1997.

     Operating expenses increased 62% from $34.9 million in 1996 to $56.5 million in 1997 also due to the addition of the third onshore seismic crew in January, 1997 and the acquisition of ERI in August 1997. Operating margins improved from 27.5% in 1996 to 28.6% in 1997.

     Depreciation and amortization increased 152% from $3.4 million in 1996 to $8.5 million in 1997 due primarily to the addition of the third onshore seismic crew in January, 1997, and depreciation and goodwill amortization associated with the ERI acquisition.

     Selling, general and administrative expenses increased 139% from $2.7 million in 1996 to $6.4 million in 1997 due to the addition of staff to support the Company's expanded operations, expenses related to corporate staff and related expenses added subsequent to the Offering, and general and administrative expenses of ERI incurred subsequent to the ERI acquisition.

     Interest and other expense decreased from $0.5 million in 1996 to $0.2 million in 1997 due to interest savings related to the retirement of the Company's debt and capital leases and interest income earned on the net proceeds from the Offering.

  Year Ended December 31, 1996 Compared to December 31, 1995

     Revenues increased 64% from $29.3 million for 1995 to $48.1 million for 1996. This increase in revenue was primarily due to increased production from the two crews operating in 1996 and higher prices due to these crews performing a greater proportion of higher definition seismic data acquisition services than in 1995 and performing seismic data acquisition services in logistically and environmentally more difficult areas than in 1995. The Company increased the channel capacity of both crews during 1996 by approximately 20% over their 1995 channel capacity. This enabled each crew to acquire more seismic data, resulting in higher revenues.

     Operating costs (excluding depreciation and amortization) increased 66% from $21.0 million for 1995 to $34.9 million for 1996, reflecting the higher costs associated with performing services in logistically and environmentally difficult areas. These higher costs were primarily attributable to additional subcontract service and labor costs. Operating margin percentages changed only slightly from 28.3% for 1995 to 27.5% for 1996.

     Depreciation and amortization increased 38% from $2.5 million in 1995 to $3.4 million in 1996, primarily as a result of depreciation related to additional equipment costs from the increased channel capacity of both crews and additional capital purchases for both crews during 1996. Selling, general and administrative expenses decreased slightly, from $2.9 million in 1995 to $2.7 million in 1996, primarily due to cost saving measures implemented in 1996. Net interest expense increased from $0.4 million in 1995 to $0.5 million in 1996, reflecting additional financing costs for equipment purchases made during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Offering, the Company was a wholly-owned subsidiary of Seitel. In the past, Seitel guaranteed certain indebtedness of the Company and made loans to the Company. All of such debt owed to Seitel was repaid with a portion of the net proceeds of the Offering. The Company's borrowing costs may increase in the future as a result of having to obtain financing based on its own creditworthiness. Therefore, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

     Prior to the Offering, revenues for services provided by the Company to Seitel were based on prices charged to unaffiliated third parties for similar work. These revenues included a profit. Prior to the consummation of the Offering, the Company declared and paid a dividend to Seitel to eliminate these intercompany profits. The amount of such dividend was $6.7 million.

     The Company's working capital as of December 31, 1997 was $18.5 million. The indebtedness of the Company as of such date consisted of capital lease obligations, totaling approximately $10.8 million.

     The Company has repaid $35.7 million of existing indebtedness with a portion of the net proceeds of the Offering, which has significantly decreased the Company's interest expense and has eliminated the Company's obligation to make payments on the principal of such debt in the future. This will allow the Company to apply the cash generated from operations towards its capital requirements rather than to service such debt.

     The Company has commenced expanding its existing data acquisition capabilities through the expansion of the streamer towing capacity of its vessel the Labrador Horizon. The upgrades to this vessel were initiated late in the fourth quarter of 1997 and carried over into the first quarter of 1998. The capital cost of these upgrades is approximately $20.0 million. The Company currently operates the Labrador Horizon under a capital lease with Simon-Horizon Limited ("Simon"), which in turn leases the vessel from the Royal Bank of Scotland ("RBS") under a capital lease. Pursuant to the arrangement between the Company and Simon, the Company is required to use its best endeavors to obtain the release of Simon from all obligations in connection with the lease of this vessel. The Company intends to enter into a capital lease with British Linen Bank, described below, which will allow the Company to terminate the current lease arrangement with Simon and RBS and provide funding for the $20.0 million upgrade to the Labrador Horizon.

     In January 1998, the Company obtained a commitment, subject to negotiation of final documentation, from British Linen Bank for the financing of the Labrador Horizon upgrade. As part of this financing, British Linen Bank will purchase the vessel from RBS, fund the approximately $20.0 million upgrades to the vessel, and enter into a capital lease of the vessel to the Company for a five-year term commencing upon completion of the upgrades, for a total commitment of approximately $31.3 million. The facility will bear interest at a rate of LIBOR plus 1.375% and requires the Company to post a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company will have the option to acquire the vessel at the end of the term of the capital lease for a price of 0.1% of the total facility commitment. The Company anticipates that this financing will be consummated late in the first quarter or early in the second quarter.

     In 1998, the Company intends to charter and equip two additional offshore seismic vessels, at a capital cost of approximately $40.0 million. The Company acquired two vessels, the Austral Horizon and the Atlantic Horizon, during the fourth quarter of 1997 for purchase prices of approximately $1.6 million and $3.6 million, respectively. These acquisitions were funded with cash flows from operations. The Company intends to sell and leaseback the vessels from charter operators during the second quarter of 1998 for charter terms of 7 to 10 years. The costs to outfit and equip the two vessels will be approximately $10.0 million for the Austral Horizon and approximately $30.0 million for the Atlantic Horizon. The Company intends to fund these capital costs with a combination of cash from operations and additional debt financing. The Company currently has $7.3 million of capital commitments outstanding related to these projects.

     In September 1997, the Company ordered a fourth Opseis seismic data acquisition system at an estimated total cost of approximately $5.9 million as part of the Company's addition of a fourth crew at a total cost of $8.6 million. In March 1998, the Company obtained a term loan commitment, subject to documentation, with Fleet Capital Corporation for the financing of this Opseis system at a fixed rate equal to the average three year treasury rate at the time of closing plus 1.75%. Monthly payments of approximately $118,000 will be made under the loan with the Opseis system pledged as security for the loan. The Company anticipates that operation of this fourth system will begin at the end of the first quarter of 1998.

     Additionally in August 1997, the Company purchased a total of 1,500 seismic recording channels for its three crews at a cost of approximately $3.5 million. The Company funded this purchase with cash flows from operations and proceeds from the Offering.

     On October 21, 1997, the Company entered into an agreement with Bank One, Texas, N.A. with respect to a $20.0 million revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the revolving credit facility is limited to a borrowing base that is equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of non-graded U.S. or foreign receivables and other eligible receivables approved by the bank. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of December 31, 1997, $18.5 million was available for borrowing under the facility and no amounts were outstanding.

     The Company has entered into a letter of intent to acquire the common stock of Seismic Drilling Services, Inc., a privately-held company providing seismic shot-hole drilling and front-end services, for a price of approximately $5 million consisting of approximately $3.5 million in cash and 98,360 shares of the Company's common stock. The Company expects to complete this transaction late in the first quarter or early in the second quarter of 1998. The Company plans to finance the cash portion of the acquisition with a combination of cash flows from operations and borrowings from the Company's revolving credit facility.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1998 will be funded from the Bank One Revolving Credit facility, the British Linen Bank capital lease, the Fleet Capital term loan, additional equipment financing, and the Company's cash flow from operations. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations and additional debt financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

IMPACT OF INFLATION AND CHANGING PRICES

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The level of exploration activity is dependent on the commodity price levels of oil and natural gas. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1997.

YEAR 2000

     The Company is currently in the process of evaluating its computer software programs and operating systems to ensure such programs and systems will be able to process transactions in the year 2000. However, the Company does not expect that costs incurred to modify its programs and systems will have a material adverse effect on its financial condition or results of operations.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic acquisition services, and the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 14(a) (1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1998 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

  (a) Document filed as part of this Report

     (1) Financial Statements:

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................    F-1
Consolidated Balance Sheets as of December 31, 1996 and         F-2
  1997......................................................
Consolidated Statements of Operations for the years ended       F-3
  December 31, 1995, 1996, and 1997.........................
Consolidated Statements of Stockholders' Equity for the         F-4
  years ended December 31, 1995, 1996, and 1997.............
Consolidated Statements of Cash Flows for the years ended       F-5
  December 31, 1995, 1996, and 1997.........................
Notes to Consolidated Financial Statements..................    F-6

     (2) All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement, as
                            amended, on Form S-1, No. 333-28303, as filed with the
                            Securities and Exchange Commission on June 2, 1997 (the
                            "Registration Statement"))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.2             -- Amended and Restated Bylaws (incorporated by reference to the Registration Statement)
         4.1             -- Specimen Certificate for Registrant's common stock, par value $0.01 (incorporated by reference to the
                            Registration Statement)
        10.1.1           -- Loan and Security Agreement dated July 9, 1996, between
                            Seitel Geophysical, Inc., as Debtor, and Nationsbanc
                            Leasing Corporation of North Carolina, as Secured Party
                            (incorporated by reference to the Registration Statement)
        10.1.2           -- Assumption and Consent dated December 31, 1996, among
                            Seitel Geophysical, Inc., Eagle Geophysical, Inc.,
                            Nationsbanc Leasing Corporation of North Carolina and
                            Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
        10.2             -- Loan and Security Agreement dated February 6, 1997,
                            between Eagle Geophysical, Inc., as Debtor, and
                            Nationsbanc Leasing Corporation of North Carolina, as
                            Secured Party (incorporated by reference to the
                            Registration Statement)
        10.3             -- Conditional Sales Agreement dated February 19, 1997,
                            between Input/Output, Inc. and Horizon Exploration
                            Limited ("HEL") (incorporated by reference to the
                            Registration Statement)
        10.4.1           -- Installment Note ($306,180) by HEL in favor of Teledyne
                            Brown Engineering Marine Products (incorporated by
                            reference to the Registration Statement)
        10.4.2           -- Promissory Note ($330,000) by HEL in favor of Teledyne
                            Industries, Inc. (incorporated by reference to the
                            Registration Statement)
        10.5.1           -- Loan and Security Agreement dated February 22, 1996,
                            between Seitel Geophysical, Inc. and MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
        10.5.2           -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.6.1           -- Master Equipment Lease Agreement dated May 20, 1994,
                            between Seitel Geophysical, Inc. and MetLife Capital,
                            Limited Partnership, as amended (incorporated by
                            reference to the Registration Statement)
        10.6.2           -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.7.1           -- Master Lease Agreement dated February 16, 1994 between
                            McCullagh Leasing (a unit of GE Capital Fleet Services)
                            and Seitel Geophysical, Inc., as amended (incorporated by
                            reference to the Registration Statement)
        10.7.2           -- Partial Assignment dated April 8, 1997 among Seitel
                            Geophysical, Inc., Eagle Geophysical, Inc. and GE Capital
                            Fleet Services (incorporated by reference to the
                            Registration Statement)
        10.8             -- Term Credit and Security Agreement dated July 15, 1993, between Seitel Geophysical, Inc. and Compass Bank (f/k/a
                            Central Bank of the South), as amended (incorporated by
                            reference to the Registration Statement)
        10.9.1           -- Bareboat Charter by Way of Subdemise dated July 15, 1994, between Simon-Horizon Limited ("Simon") and HEL
                            (incorporated by reference to the Registration Statement)
        10.9.2           -- Management Agreement dated December 19, 1990 between
                            Simon and Ervik Marine Services A/S ("Ervik")
                            (incorporated by reference to the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.9.3           -- Side Letter Agreement dated December 19, 1990, between
                            Simon and Ervik (incorporated by reference to the
                            Registration Statement)
        10.9.4           -- Assignment Agreement Relating to a Ship Management
                            Agreement dated December 19, 1990 (as amended) dated July
                            15, 1990, between Simon and HEL (incorporated by
                            reference to the Registration Statement)
        10.9.5           -- Deed of Assignment of Insurances dated July 15, 1994,
                            between HEL and Simon (incorporated by reference to the
                            Registration Statement)
        10.9.6           -- Deed of Continuing Inter-Company Cross Guarantee and
                            Indemnity dated July 15, 1994, by Horizon Seismic Inc.,
                            Exploration Holdings Limited and HEL in favor of Simon,
                            Simon Petroleum Technology Limited and Simon Engineering
                            Plc (incorporated by reference to the Registration
                            Statement)
        10.9.7           -- Sublease Contract Number 1 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.9.8           -- Sublease Contract Number 2 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.9.9           -- Agreement dated July 15, 1994, among Simon, Simon
                            Petroleum Technology Limited, Simon Engineering Plc and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.9.10          -- Charterparty by Way of Sub-Demise dated December 20,
                            1996, between Royal Bank of Scotland and Simon
                            (incorporated by reference to the Registration Statement)
        10.9.11          -- Addendum to Charterparty dated March 31, 1992, between
                            Royal Bank of Scotland and Simon (incorporated by
                            reference to the Registration Statement)
        10.9.12          -- Quadripartite Agreement dated August 18, 1994, among
                            Simon, Royal Bank of Scotland (Industrial Leasing)
                            Limited, HEL and Simon Engineering plc (incorporated by
                            reference to the Registration Statement)
        10.9.13          -- Master Leasing Agreement dated July 15, 1994 between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.10            -- Contribution and Assumption Agreement dated December 31,
                            1996, between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.11.1          -- Agreement to Extend the Charterparty of "Pacific Horizon"
                            dated July 11, 1994, by and between J. Marr Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.11.2          -- Deed of Novation m.v. "Pacific Horizon" dated July 11,
                            1994, by and among Simon, J. Marr Limited and HEL
                            (incorporated by reference to the Registration Statement)
        10.11.3          -- Pacific Horizon Charter dated February 4, 1981, between
                            J. Marr and Son, Limited and HEL (incorporated by
                            reference to the Registration Statement)
        10.12            -- Employment Agreement between Exploration Holdings Limited
                            ("EHL") and Gerald Harrison, as amended (incorporated by
                            reference to the Registration Statement)
        10.13            -- Employment Agreement between EHL and George Purdie, as
                            amended (incorporated by reference to the Registration
                            Statement)
        10.14            -- Employment Agreement between EHL and Neil A.M. Campbell, as amended (incorporated by reference to the Registration
                            Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.15*           -- Form of Employment Agreement Amendment between EHL and
                            each of Messrs. Harrison, Purdie and Campbell dated
                            August 11, 1997
        10.16*           -- Employment Agreement between Eagle Geophysical, Inc. and
                            Jay Silverman dated August 11, 1997
        10.17            -- Employment Agreement between Eagle Geophysical, Inc. and
                            Richard McNairy (incorporated by reference to the
                            Registration Statement)
        10.18            -- Commercial Lease dated March 10, 1994, between Ron Chase dba Chase Properties and Eagle Geophysical, Inc./Seitel
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.19            -- Modification and Ratification of Lease dated April 24,
                            1996, between Ron Chase dba Chase Properties and Eagle
                            Geophysical, Inc./Seitel Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
        10.20            -- Lease dated May 28, 1996, between Partnership of
                            Perkins-Guidry-Beazley-Ostteen and Seitel Geophysical,
                            Inc. (incorporated by reference to the Registration
                            Statement)
        10.21*           -- Sublease between Seitel, Inc. and its subsidiaries and
                            Eagle Geophysical, Inc. dated August 11, 1997
        10.22*           -- Master Separation Agreement between Seitel, Inc. and
                            Eagle Geophysical, Inc. dated August 11, 1997
        10.23*           -- Registration Rights Agreement between EHI Holdings, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
        10.24*           -- Tax Indemnity Agreement between Seitel, Inc. and Eagle
                            Geophysical, Inc. dated August 11, 1997
        10.25*           -- Administrative Services Agreement between Seitel, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
        10.26            -- Amended and Restated Promissory Note ($2,000,000) dated
                            July 3, 1996 by Energy Research International ("ERI") in
                            favor of Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
        10.27            -- Promissory Note ($2,679,040) dated November 15, 1996 by
                            ERI in favor of Seitel, Inc. (incorporated by reference
                            to the Registration Statement)
        10.28*           -- Bonus Agreement between Eagle Geophysical, Inc. and Paul
                            A. Frame dated August 11, 1997
        10.29            -- Outside Directors Deferred Compensation Plan
                            (incorporated by reference to the Registration Statement)
        10.30            -- Independent Directors Stock Option Plan (incorporated by reference to the Registration Statement)
        10.31            -- Stock Option Plan (incorporated by reference to the
                            Registration Statement)
        10.32.1          -- Promissory Note payable by Jay Silverman to Eagle
                            Geophysical, Inc. dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)
        10.32.2          -- Subscription Agreement between Eagle Geophysical, Inc.
                            and Jay N. Silverman dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)
        10.32.3          -- Security Agreement -- Pledge between Eagle Geophysical,
                            Inc. and Jay N. Silverman dated July 23, 1997
                            (incorporated by reference to the Registration Statement)
        10.33.1          -- The Bank of N.T. Butterfield Term Loan Facility dated
                            February 27, 1995 (incorporated by reference to the
                            Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.33.2          -- The Bank of N.T. Butterfield & Son Limited Facility
                            Letter dated August 23, 1994 (incorporated by reference
                            to the Registration Statement)
        10.33.3          -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 1 dated February 3, 1995 (incorporated by
                            reference to the Registration Statement)
        10.33.4          -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 2 dated February 19, 1996 (incorporated by
                            reference to the Registration Statement)
        10.33.5          -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 10, 1996 (incorporated by reference to the
                            Registration Statement)
        10.33.6          -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 19, 1997 (incorporated by reference to the
                            Registration Statement)
        10.34.1          -- Abshire Tide Blanket Time Charter dated February 9, 1996, between Tidewater Marine, Inc. and Horizon Seismic Inc.
                            (incorporated by reference to the Registration Statement)
        10.34.2          -- Letter Agreement dated February 12, 1996 relating to
                            Abshire Tide Blanket Time Charter (incorporated by
                            reference to the Registration Statement)
        10.34.3          -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            September 19, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
        10.34.4          -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            March 25, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
        10.35.1          -- Supplemental Security Agreement No. One dated February
                            22, 1996 between Seitel Geophysical, Inc. and MetLife
                            Capital Corporation (incorporated by reference to the
                            Registration Statement)
        10.35.2          -- Term Promissory Note ($433,000) dated March 14, 1996, by
                            Seitel Geophysical, Inc. in favor of MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
        10.36            -- Service Agreement for MV Discoverer dated April 12, 1994, between Horizon Seismic, Inc. and Shanghai Bureau of
                            Marine Geological Survey, as amended (incorporated by
                            reference to the Registration Statement)
        10.37            -- Underlease dated April 21, 1997, between Payless
                            Properties Limited and HEL (incorporated by reference to
                            the Registration Statement)
        10.38            -- Lease Agreement between Pincay Oaks, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
        10.39            -- Lease dated February 1, 1997, between Tuscan Property
                            Developments Limited and HEL (incorporated by reference
                            to the Registration Statement)
        10.40            -- Set-off and Charge dated August 30, 1994, between HEL and
                            The Bank of N.T. Butterfield & Son Limited (incorporated
                            by reference to the Registration Statement)
        10.41            -- Deed relating to 6 Pembroke Road Sevenoaks Kent dated
                            August 25, 1993, between Marley Waterproofing Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.42            -- Debenture dated August 12, 1994, between HEL and The Bank of N.T. Butterfield & Son Limited (incorporated by
                            reference to the Registration Statement)
        10.43            -- Chattel Mortgage between HEL and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.44            -- Stock Purchase Agreement dated June 2, 1997, among Gerald
                            Harrison, George Purdie, Neil Campbell, David Burns,
                            Oliveira Limited, Dormera Limited, Balmedie Limited,
                            Larlane Limited and Eagle Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
        10.45            -- Operating Lease of Marine Seismic Equipment dated as of
                            July 1, 1996, between Seismic Geophysical, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
        10.46            -- Assignment between HEL and The Bank of NT Butterfield &
                            Sons Limited (incorporated by reference to the
                            Registration Statement)
        10.47            -- Letter of Hypothecation and Pledge dated August 30, 1994, between Seismic Exploration Ltd. and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)
        10.48            -- Lease Agreement dated January 7, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
        10.49            -- Lease Agreement dated March 27, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
        10.50            -- Initial Definitive Trust Deed -- Horizon Pension Plan
                            (incorporated by reference to the Registration Statement)
        10.51            -- Operating Lease dated February 3, 1997, between Eagle
                            Geophysical, Inc. and HEL (incorporated by reference to
                            the Registration Statement)
        10.52            -- Contribution Agreement dated as of May 30, 1997, between
                            Seitel, Inc. and Eagle Geophysical, Inc. (incorporated by
                            reference to the Registration Statement)
        10.53            -- Assignment of Life Insurance dated December 9, 1993
                            insuring G.M. Harrison (incorporated by reference to the
                            Registration Statement)
        10.54            -- Lease dated December 12, 1995, between Newington Bricks
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
        10.55            -- Lease dated August 25, 1993, between Marley Waterproofing
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
        10.56            -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and Seitel Data, Ltd.
                            (incorporated by reference to the Registration Statement)
        10.57            -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and DDD Energy, Ltd.
                            (incorporated by reference to the Registration Statement)
        10.58*           -- Employee Benefits Allocation Agreement between Seitel,
                            Inc. and Eagle Geophysical, Inc. dated August 11, 1997
        10.59*           -- Revolving Credit Agreement dated October 21, 1997 between
                            Bank One, Texas, N.A. ("Bank") and Eagle Geophysical,
                            Inc. ("Eagle"), Eagle Geophysical Onshore, Inc.
                            ("Onshore"), Eagle Geophysical Offshore, Inc.
                            ("Offshore"), Eagle Geophysical de Mexico, Inc. ("de
                            Mexico"), and Eagle Geophysical GOM, Inc. ("GOM," and
                            collectively with Eagle, Onshore, Offshore and de Mexico,
                            "Borrowers")
        10.60*           -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by Borrowers
        10.61*           -- Form of Security Agreement dated October 21, 1997 between
                            Bank and each of Eagle Onshore, Offshore, de Mexico and
                            GOM.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.62*           -- Revolving Credit Agreement between Bank and HEL
        10.63*           -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by HEL
        10.64*           -- Charge on Receivables dated October 21, 1997 between Bank and HEL
        10.65*           -- Guaranty dated October 21, 1997 by Eagle Geophysical,
                            Inc. to Bank
       23*               -- Report of KPMG, Independent Public Accountants, for the
                            financial statements of ERI for the period from August
                            11, 1997 to December 31, 1997
       27*               -- Financial data schedule

---------------

 *  Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eagle Geophysical, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Eagle Geophysical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Energy Research International, which statements reflect total assets and total revenues of 41 percent and 22 percent in 1997, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Geophysical, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 1998

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                           ASSETS                             ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $-0-
  and $4,502 at December 31, 1996 and 1997, respectively....    $    --         $ 19,482
Receivables:
  Trade, billed, net of allowance for doubtful accounts of
     $-0- and $132 at December 31, 1996 and 1997,
     respectively...........................................     12,913           11,291
  Costs and estimated earnings in excess of billings on
     uncompleted contract...................................        441            2,576
  Other.....................................................        233              546
Due from affiliate..........................................         --           12,500
Inventory...................................................         --            1,705
Prepaid expenses and other assets...........................        860            2,273
Deferred income taxes.......................................         --              515
                                                                -------         --------
          Total current assets..............................     14,447           50,888
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................     20,200           69,418
  Furniture, fixtures and other.............................        108              652
                                                                -------         --------
                                                                 20,308           70,070
     Less: Accumulated depreciation.........................     (8,103)         (14,873)
                                                                -------         --------
          Net property and equipment........................     12,205           55,197
GOODWILL, net of accumulated amortization of $-0- and $477
  at December 31, 1996 and 1997, respectively...............         --           17,990
DEFERRED INCOME TAXES.......................................         --              104
OTHER LONG-TERM ASSETS......................................         69              126
                                                                -------         --------
          TOTAL ASSETS......................................    $26,721         $124,305
                                                                =======         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $ 2,556         $     --
  Current portion of capital lease obligations..............      1,033            2,816
  Accounts payable..........................................      4,623           15,671
  Accrued liabilities.......................................        652            7,849
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................         78            6,029
                                                                -------         --------
          Total current liabilities.........................      8,942           32,365
LONG-TERM DEBT..............................................      6,039               --
CAPITAL LEASE OBLIGATIONS...................................      1,274            7,944
DUE TO AFFILIATE............................................      1,965               --
DEFERRED INCOME TAXES.......................................        712               --
                                                                -------         --------
          TOTAL LIABILITIES.................................     18,932           40,309
                                                                -------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
     and outstanding........................................         --               --
  Common stock, par value $.01 per share; 25,000,000 shares
     authorized; 3,400,000 shares issued and outstanding at
     December 31, 1996 and 8,489,000 at December 31, 1997...         34               85
  Additional paid-in capital................................      7,755           82,622
  Retained earnings.........................................         --            1,714
  Note receivable from Stockholder..........................         --             (425)
                                                                -------         --------
          TOTAL STOCKHOLDERS' EQUITY........................      7,789           83,996
                                                                -------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $26,721         $124,305
                                                                =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
REVENUES(1).................................................  $29,275    $48,136    $79,061
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...........................   20,986     34,917     56,470
  Depreciation and amortization.............................    2,471      3,409      8,584
  Selling, general and administrative expenses..............    2,874      2,680      6,408
  Interest expense..........................................      450        699      1,586
  Interest income...........................................      (42)      (168)    (1,263)
  Other, net................................................       --         --       (118)
                                                              -------    -------    -------
                                                               26,739     41,537     71,667
                                                              -------    -------    -------
  Income before provision for income taxes..................    2,536      6,599      7,394
  Provision for income taxes................................      933      2,420      2,994
                                                              -------    -------    -------
NET INCOME..................................................  $ 1,603    $ 4,179    $ 4,400
                                                              =======    =======    =======
  Basic earnings per share..................................  $  0.47    $  1.23    $  0.81
                                                              =======    =======    =======
  Weighted average number of common shares (basic)..........    3,400      3,400      5,418
                                                              =======    =======    =======
  Diluted earnings per share................................  $  0.47    $  1.23    $  0.81
                                                              =======    =======    =======
  Weighted average number of common shares (diluted)........    3,400      3,400      5,436
                                                              =======    =======    =======

---------------

(1) Includes revenue from affiliates of $15,391, $27,217 and $42,265 for the periods ended December 31, 1995, 1996 and 1997, respectively, and operating expenses related to such affiliate revenue of $10,845, $20,078 and $34,514 for the periods ended December 31, 1995, 1996 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  NOTE
                                      COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                     ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                     SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                     ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1994.........  3,400     $34      $ 1,973     $    --       $  --         $ 2,007
  Net income.......................     --      --        1,603          --          --           1,603
                                     -----     ---      -------     -------       -----         -------
Balance, December 31, 1995.........  3,400      34        3,576          --          --           3,610
  Net income.......................     --      --        4,179          --          --           4,179
                                     -----     ---      -------     -------       -----         -------
Balance, December 31, 1996.........  3,400      34        7,755          --          --           7,789
  Contribution of 19% interest in
     Energy Research International
     by Seitel, Inc................     --      --          914          --          --             914
  Net income from January 1, 1997
     to August 11, 1997............     --      --           --       2,686          --           2,686
  Dividend declared to Seitel,
     Inc...........................     --      --       (3,965)     (2,686)         --          (6,651)
  Issuance of common stock, net....  4,464      45       69,084          --          --          69,129
  Acquisition of remaining 81% of
     Energy Research
     International.................    600       6        8,409          --          --           8,415
  Issuance of common stock to an
     officer for a note............     25      --          425          --        (425)             --
  Net income from August 12, 1997
     to December 31, 1997..........     --      --           --       1,714          --           1,714
                                     -----     ---      -------     -------       -----         -------
Balance, December 31, 1997.........  8,489     $85      $82,622     $ 1,714       $(425)        $83,996
                                     =====     ===      =======     =======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
Cash flows from operating activities:
  Net income................................................  $ 1,603    $ 4,179    $  4,400
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,471      3,409       8,584
  Income contributed to former parent, Seitel, Inc..........       --         --      (6,651)
  Bad debt expense..........................................       --         --         582
  Gain on sale of property and equipment....................       --         --         (19)
  Deferred income tax provision.............................      152         58         219
  Increase in receivables...................................   (5,241)    (3,726)     (2,280)
  Increase in other assets..................................      (49)      (833)     (1,257)
  Increase in accounts payable and other liabilities........    1,697      1,553       9,311
                                                              -------    -------    --------
          Total adjustments.................................     (970)       461       8,489
                                                              -------    -------    --------
          Net cash provided by operating activities.........      633      4,640      12,889
                                                              -------    -------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (289)    (7,928)    (32,375)
  Cash acquired from the purchase of Energy Research
     International..........................................       --         --         145
  Cash received on sale of property and equipment...........       --         --          24
                                                              -------    -------    --------
          Net cash used in investing activities.............     (289)    (7,928)    (32,206)
                                                              -------    -------    --------
Cash flows from financing activities:
  Borrowings under term loans...............................       --      7,694       7,564
  Principal payments on term loans..........................     (812)    (1,518)    (27,886)
  Principal payments on capital leases......................   (1,299)    (1,247)     (7,005)
  Receipts (payments) to affiliate..........................    1,796     (1,699)     (3,003)
  Issuance of common stock, net.............................       --         --      69,129
                                                              -------    -------    --------
          Net cash provided by (used in) financing
            activities......................................     (315)     3,230      38,799
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........       29        (58)     19,482
Cash and cash equivalents at beginning of period............       29         58          --
                                                              -------    -------    --------
Cash and cash equivalents at end of period..................  $    58    $    --    $ 19,482
                                                              =======    =======    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $   408    $   637    $  1,472
                                                              =======    =======    ========
     Income taxes...........................................  $    --    $    --    $  1,950
                                                              =======    =======    ========
Non-cash investing activities:
  Capital lease obligations.................................  $    10    $    41    $    374
                                                              =======    =======    ========
  Contribution of 19% interest in Energy Research
     International by Seitel, Inc...........................  $    --    $    --    $    914
                                                              =======    =======    ========
  Issuance of common stock to an officer for a note.........  $    --    $    --    $    425
                                                              =======    =======    ========
  Purchase of remaining 81% interest in Energy Research
     International for common stock.........................  $    --    $    --    $  8,415
                                                              =======    =======    ========
  Dividend declared to Seitel, Inc..........................  $    --    $    --    $  6,651
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS, FORMATION OF THE COMPANY AND ACQUISITIONS

BUSINESS

     Eagle Geophysical, Inc. (the "Company") is an international oilfield service company engaged in seismic data acquisition services, with a specialization in the acquisition of high-resolution, three dimensional seismic data in logistically difficult wetland environments and in congested offshore areas primarily in the U.S. Gulf Coast region. Since its inception and through August 11, 1997, the Company was a wholly-owned subsidiary of Seitel, Inc. ("Seitel"), which has subsidiaries that have been significant purchasers of the Company's services -- See Note J.

FORMATION OF THE COMPANY AND ACQUISITIONS

     The Company was formed from the onshore seismic data acquisition business of Seitel Geophysical, Inc., a wholly-owned subsidiary of Seitel that began operations in December, 1992. Eagle Geophysical, Inc., indirectly a wholly-owned subsidiary of Seitel and Eagle Geophysical Onshore, Inc. were both formed on December 18, 1996. Effective December 31, 1996, substantially all of the net assets of Seitel Geophysical, Inc. were contributed to Eagle Geophysical Onshore, Inc.

     In May 1997, Seitel contributed to the Company all of the shares that it owned of Energy Research International ("ERI"), representing a 19% ownership interest. ERI is a holding company that wholly owns two marine seismic companies. This contribution was recorded at Seitel's basis in such investment and resulted in a $914,000 increase in the Company's additional paid-in capital account.

     On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel and 180,000 shares sold by the former owners of ERI) resulting in net proceeds to the Company of $69.1 million after deducting offering-related expenses (the "Offering"). After the Offering, Seitel owns 1,520,000 shares or 17.9% of the Company's common stock.

     On August 11, 1997, the Company acquired the remaining 81% of ERI in exchange for 600,000 shares of common stock valued at the initial offering of $17 per share (the "ERI Acquisition"). The ERI Acquisition was accounted for by the Company as a purchase transaction in which the Company recorded its cost in the assets acquired less liabilities assumed, with the difference between the cost and the sum of the fair values of tangible assets less liabilities assumed recorded as goodwill. The Company is currently evaluating the value of assets acquired and liabilities assumed in order to determine the final purchase price allocation related to the ERI Acquisition.

     The following table presents the unaudited pro forma effects of the Offering, the application of the net proceeds thereof, and the ERI Acquisition, as if such transactions had occurred on January 1, 1996.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS
                                                                    EXCEPT
                                                                   PER SHARE
                                                                 INFORMATION)
Pro Forma Revenues..........................................  $108,128    $90,915
Pro Forma Income Before Taxes...............................     9,472      2,715
Pro Forma Net Income........................................     5,636        801
Pro Forma Weighted Average Number of Common Shares
  Outstanding...............................................     8,489      8,489
Pro Forma Basic and Diluted Earnings Per Common Share.......  $    .66    $   .09
                                                              ========    =======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The pro forma results of operations reflect the application of United Kingdom statutory tax rates to earnings from ERI resulting from non-deductible goodwill. Had such rates not been applied, pro forma earnings would have been $.80 and $.09 for the years ended December 31, 1997 and 1996 respectively.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES: The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires the use of certain estimates by management in determining the Company's assets, liabilities, contingencies, revenues and expenses. One important estimate relates to the percentage of revenue recognized based on the stage of completion of seismic acquisition projects. Actual results could differ from estimates.

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Eagle Geophysical, Inc., indirectly a wholly-owned subsidiary of Seitel until August 11, 1997, and the accounts of its wholly-owned subsidiaries, Eagle Geophysical Onshore, Inc. and ERI. The Company's reported assets, liabilities, revenues and expenses include the predecessor operations of Seitel Geophysical, Inc. for all periods presented. The financial reporting basis of the contributed net assets was carried forward to the Company's accounts, and the net equity of Seitel Geophysical, Inc. for periods prior to December 31, 1996, is reflected in the Company's additional paid-in capital account. The accompanying consolidated financial statements include the results of operations of ERI for the period after the ERI Acquisition (August 11, 1997).

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include short-term investments with original maturities of three months or less.

     INVENTORY: Inventory which consists primarily of spare parts for equipment is stated at the lower of cost or market value on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT: Property and equipment are carried at cost and include assets under capital leases. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement of property and equipment are included in operations.

     Depreciation of property and equipment and assets under capital leases is provided over the estimated useful lives of the assets, which range from three to five years or the term of the lease, using the straight-line method.

     INTANGIBLE ASSETS: Goodwill which resulted from the ERI Acquisition is amortized on a straight-line basis over a period of 15 years. Organization costs, which are classified as other long-term assets, are amortized on a straight-line basis over a period of three years. The Company evaluates intangible assets periodically in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If an impairment is determined to exist, then the asset is written down to fair market value.

     INCOME TAXES: The Company and all of its subsidiaries file a consolidated federal income tax return. ERI and its subsidiaries file a consolidated income tax return in the United Kingdom. The Company does not provide deferred taxes (benefit) on the undistributed earnings (loss) of its foreign subsidiaries which amounted to $192,000 for the year ended December 31, 1997, as such earnings are intended to be permanently invested in those operations.

     REVENUE AND COST RECOGNITION: Revenue from the acquisition of seismic data is recognized on the percentage-of-completion method based on the work effort completed compared with the total work effort estimated for the contract. Revenue received in advance of being earned is deferred until earned. For contracts

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES accounted for under the percentage of completion method, the Company's contracts provide that the customer accepts work completed throughout the duration of the project and owes the Company, based on the pricing provisions and job completion to date, measured in terms of time incurred or other performance milestones.

     Operating expenses include all direct material and labor costs and indirect costs related to the acquisition of seismic data such as supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenue recognized.

     FOREIGN CURRENCY TRANSLATION: The Company's functional currency is the U.S. Dollar. Accordingly, foreign entities translate monetary assets and liabilities at period end exchange rates, while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year except for depreciation and amortization which are translated at historical rates. Gains and losses resulting from the translation of foreign financial statements and from foreign currency transactions are included in other income and expense. The Company recorded no foreign currency translation gains or losses in 1995 and 1996 and approximately $117,000 in net gains for the year ending December 31, 1997.

     EARNINGS PER SHARE: Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective years, and where dilutive, the effect of common stock contingently issuable, which arises from the exercise of stock options. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share with a newly defined basic earnings per share and modifies the computation of dilutive earnings per share. The Company adopted this statement effective for the fiscal year ended December 31, 1997. The adoption of this statement had no effect on the Company's earnings per share for the three years ended December 31, 1997. The weighted average number of common shares outstanding for calculation of basic earnings per share was 3,400,000, 3,400,000 and 5,418,000 for the years ended December 31, 1995, 1996 and 1997 respectively. The weighted average number of common shares outstanding for calculation of diluted earnings per share was 3,400,000, 3,400,000 and 5,436,000 for the years ended December 31, 1995, 1996 and 1997 respectively.

     STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note G, "Stockholders' Equity," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock Based Compensation" on the Company's results of operations for 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and cash equivalents, receivables and accounts payable approximate their fair value as of December 31, 1996 and 1997, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Company's debt and capital leases approximated the carrying value as of December 31, 1996 and was $10,186,000 compared to a carrying value of $10,760,000 as of December 31, 1997.

     NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statements requires the reporting of comprehensive income which includes net income plus all other non owner changes in equity during the period. This

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company intends to adopt this statement during its fiscal year ending December 31, 1998. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded information of a company's operating segments. It also expands the definition of what constitutes an entity's operating segments. This statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company intends to adopt this statement during its fiscal year ending December 31, 1998. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

NOTE C -- INCOME TAXES

     The provision for income taxes for each of the three years ended December 31, 1997, consists of the following (in thousands):

                                                         1995       1996        1997
                                                         ----      ------      ------
Current
  -- Federal...........................................  $695      $2,105      $2,603
  -- State.............................................    86         257         443
  -- Foreign...........................................    --          --        (271)
                                                         ----      ------      ------
                                                          781       2,362       2,775
                                                         ----      ------      ------
Deferred
  -- Federal...........................................   137          51        (227)
  -- State.............................................    15           7         (33)
  -- Foreign...........................................    --          --         479
                                                         ----      ------      ------
                                                          152          58         219
                                                         ----      ------      ------
Tax Provision
  -- Federal...........................................   832       2,156       2,376
  -- State.............................................   101         264         410
  -- Foreign...........................................    --          --         208
                                                         ----      ------      ------
                                                         $933      $2,420      $2,994
                                                         ====      ======      ======

     The difference between U.S. Federal income taxes computed at the statutory rate (34%) and the Company's income tax provision are as follows (in thousands):

                                                         1995       1996        1997
                                                         ----      ------      ------
Statutory Federal income tax...........................  $862      $2,244      $2,514
State income tax, less Federal benefit.................    67         174         272
Foreign income tax.....................................    --          --         208
Other, net.............................................     4           2          --
                                                         ----      ------      ------

Income tax expense.....................................  $933      $2,420      $2,994
                                                         ====      ======      ======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The components of the net deferred income tax asset and liability reflected in the Company's consolidated balance sheets at December 31, 1996 and 1997 were as follows (in thousands):

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                                AT DECEMBER 31,
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Net operating loss carry forward............................  $    --      $ 2,263
Deferred items related to state tax provision...............       26           --
Accrued expense and other assets............................      371        1,008
                                                              -------      -------
Total deferred tax assets...................................      397        3,271
Less: valuation allowance...................................       --         (291)
                                                              -------      -------
  Deferred tax assets, net of valuation allowance...........      397        2,980
                                                              -------      -------

Depreciation and amortization...............................   (1,109)      (2,361)
                                                              -------      -------
  Total deferred tax liabilities............................   (1,109)      (2,361)
                                                              -------      -------
Net deferred tax asset (liability)..........................  $  (712)     $   619
                                                              =======      =======

     Included in the deferred federal tax provisions are the following: excess of tax depreciation expense over book depreciation expense and expenses accrued for financial statement purposes which are not yet deductible for tax purposes. In connection with the ERI Acquisition, the Company acquired approximately $6.0 million of net operating loss carry forwards (currently with no expiration date) and $1.3 million of other items not currently deductible for tax purposes in the United Kingdom related to ERI's United Kingdom subsidiary, Horizon Exploration Ltd. resulting in a deferred tax asset of approximately $2.6 million. Such deferred tax asset was recorded by the Company in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," with only the portion of such tax assets that are in management's opinion, more likely than not, expected to be realized considering ERI's results subsequent to the ERI Acquisition. Accordingly, a $291,000 valuation allowance was provided on such deferred assets.

NOTE D -- COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

     The following is a summary of the Company's estimated costs and earnings on uncompleted contacts at December 31, 1996 and 1997 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1996         1997
                                                              ------      --------
Costs incurred and estimated earnings on uncompleted
  contracts.................................................  $2,354      $ 19,748
Billings on uncompleted contracts...........................  (1,991)      (23,201)
                                                              ------      --------
                                                              $  363      $ (3,453)
                                                              ======      ========
Included in accompanying balance sheets under the following
  captions:
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................  $  441      $  2,576
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     (78)       (6,029)
                                                              ------      --------
                                                              $  363      $ (3,453)
                                                              ======      ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE E -- LONG TERM DEBT

     The following is a summary of the Company's long-term debt at December 31, 1996 and 1997 (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996        1997
                                                              -------      ----
Term loans..................................................  $ 8,595      $ --
Less: Current maturities....................................   (2,556)       --
                                                              -------      ----
Long-term debt..............................................  $ 6,039      $ --
                                                              =======      ====

     TERM LOANS: On July 15, 1993, the Company obtained a $4,300,000, five-year term loan bearing interest at the rate of 7.61% for the purchase of a telemetry seismic data acquisition system and auxiliary equipment. The debt was secured by such equipment. Monthly principal and interest payments total approximately $86,000. This term loan was guaranteed by Seitel. On August 12, 1997, the Company repaid the remaining balance of the loan of approximately $917,000, including accrued interest to date, with proceeds from the Offering.

     On March 14, 1996, the Company obtained a $433,000, three-year term loan bearing interest at the rate of 7.52% for the purchase of geophysical equipment. The debt was secured by such equipment. Monthly principal and interest payments totaled approximately $13,000. This term loan was guaranteed by Seitel. On August 14, 1997, the Company repaid the remaining balance of the loan of approximately $257,000, including accrued interest to date, with proceeds from the Offering.

     On July 9, 1996, the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secured the debt. The first loan was a $5,902,000, five year term loan bearing interest at the rate of 8%. The second loan was a $1,362,000 three year term loan bearing interest at a rate of 8.06%. Monthly principal and interest payments on both term loans totaled approximately $163,000. In March 1997, the Company obtained two additional loans from the same lender of $558,000 and $7,006,000, respectively, for the purchase of additional seismic equipment. The notes bear interest at 7.73% and 7.98%, respectively, and mature in three and five years respectively. These term loans were guaranteed by Seitel. On August 12, 1997, the Company repaid the remaining balance of these loans of $13.3 million, including interest and prepayment penalties, with proceeds from the Offering.

     On August 14, 1997, the Company repaid approximately $7.5 million of borrowings and accrued interest to date with respect to the ERI Acquisition with proceeds from the Offering.

     On October 21, 1997, the Company entered into an agreement with Bank One, Texas N.A. with respect to a $20,000,000 revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the facility is limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible noninvestment grade domestic and other foreign receivables. Interest only will be payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of December 31, 1997, the Company has approximately $18.5 million available under this facility and no borrowings were currently outstanding.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE F -- LEASE OBLIGATIONS

     Property and equipment in the accompanying consolidated balance sheets includes the following assets held under capital leases (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Geophysical equipment.......................................  $ 5,339    $15,311
Accumulated amortization....................................   (2,649)    (6,704)
                                                              -------    -------
Assets under capital lease, net.............................  $ 2,690    $ 8,607
                                                              =======    =======

     The Company is allocated a portion of the office lease expense incurred by Seitel under its operating lease for the corporate office based on the actual cost of such office space pro-rated to the square footage utilized by the Company. Additionally, the Company directly leases office space and charters vessels and geophysical equipment under certain non-cancelable operating leases. Rental expense for 1995, 1996 and 1997 was approximately $98,000, $142,000 and $4,293,000, respectively, related to these leases.

     Future minimum lease payments for the five years subsequent to December 31, 1997 and in the aggregate are as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
1998........................................................  $ 3,278     $ 4,655
1999........................................................    3,474       2,409
2000........................................................    3,681       2,301
2001........................................................    1,261         433
2002........................................................       --         426
Thereafter..................................................       --       4,220
                                                              -------     -------
Total minimum lease payments................................   11,694     $14,444
                                                                          =======
Less amount representing interest...........................     (934)
                                                              -------
Present value of net minimum lease payments.................  $10,760
                                                              =======

     The capital lease obligation outstanding as of December 31, 1997 has an annual interest rate of approximately 4.95%.

NOTE G -- STOCKHOLDERS' EQUITY

     COMMON STOCK: In May 1997, the Company amended its Certificate of Incorporation to authorize the issuance of 25,000,000 shares of common stock and changed the par value to $.01 per share. At the same time, the Company approved a 3,400-for-one stock split. All share and per share information included in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the split.

     On July 23, 1997, the Company issued 25,000 shares of common stock to the president of the Company for a note valued at $425,000 which represented the fair value of the Company's common stock at that date. The note bears interest at 6% and is for a term of eight years. Interest is payable quarterly until September 2000 when equal payments of principal plus interest will be payable monthly until July 2005. The note is secured by a pledge of the 25,000 shares of common stock in favor of the Company.

     PREFERRED STOCK: In May 1997, the Company amended its Certificate of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     SEITEL CONTRIBUTION: In May 1997, Seitel contributed to the Company all of the shares that it owned of Energy Research International, which represented a 19% ownership interest. Energy Research International is a holding company that wholly-owns two marine seismic companies. This contribution was recorded at Seitel's basis in such investment and resulted in a $914,000 increase in the Company's additional paid-in capital.

     SECURITIES OFFERING, ERI ACQUISITION: On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.1 million to the Company after deducting offering-related expenses. Also on August 11, 1997, the Company acquired the remaining 81% of Energy Research International in exchange for 600,000 shares of common stock.

     STOCK OPTION PLANS: In May 1997, the Company adopted a stock option plan whereby 1,100,000 shares of common stock were reserved for issuance pursuant to such plan. Under the stock option plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options. Options are granted at or above the market price of the Company's stock on the date of grant. As of December 31, 1997, 763,250 options have been issued under the plan.

     In May 1997, the Company adopted an independent directors stock option plan and 100,000 shares were reserved for issuance pursuant to such plan. Under this plan, options are automatically granted to independent directors upon their election and reelection as directors of the Company. Such options are granted at the fair market value of the Company's stock on the date of grant. As of December 31, 1997, 30,000 options have been issued under the plan.

     The following summarizes information with regard to the stock option plans for the year ended December 31, 1997 (shares in thousands):

                                                                     1997
                                                              ------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                              ------    --------
Outstanding at beginning of year............................    --           --
  Granted...................................................   793       $16.81
  Exercised.................................................    --           --
  Forfeited.................................................    --           --
Outstanding at end of year..................................   793       $16.81
                                                               ===       ======
Options exercisable at end of year..........................    --           --
                                                               ===       ======

     The following table summarizes information for the options outstanding at December 31, 1997 (shares in thousands):

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                  --------------------------------------   ----------------------
                                   NUMBER OF      WEIGHTED      WEIGHTED    NUMBER OF    WEIGHTED
                                    OPTIONS        AVERAGE      AVERAGE      OPTIONS     AVERAGE
                                  OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES          AT 12/31/97   LIFE IN YEARS    PRICE     AT 12/31/97    PRICE
------------------------          -----------   -------------   --------   -----------   --------
$13.25 - $15.50.................       53           10.0         $13.28         --          --
$17.00 - $18.50.................      740            9.6          17.07         --          --
                                      ---                        ------        ---         ---
$13.25 - $18.50.................      793                        $16.81         --          --
                                      ===                        ======        ===         ===

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                              1997
                                                                             ------
Net income..................................................  As reported    $4,400
                                                                Pro forma     3,635
Basic earnings per share....................................  As reported    $ 0.81
                                                                Pro forma      0.67
Diluted earnings per share..................................  As reported    $ 0.81
                                                                Pro forma      0.67

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997: risk-free interest rates ranging from 5.7% to 6.5%; dividend yield of 0%; stock price volatility ranging from 40.7% to 41.2%; and an expected option life of ten years. The weighted-average fair value of options granted during 1997 was $10.68 per option, for options granted at fair market value.

NOTE H -- COMMITMENTS AND CONTINGENCIES

     ACQUISITION AND FINANCING COMMITMENTS: In September, 1997, the Company entered into an agreement for the purchase of a telemetry seismic data acquisition system at a cost of approximately $5.9 million. A deposit of approximately $586,000 has been made with the remaining amount to be paid upon delivery of the system which is expected in March, 1998.

     In December 1997, the Company commenced upgrades on one of its vessels, the Labrador Horizon, for an estimated upgrade cost of approximately $20 million. In March 1998, the Company completed the upgrade.

     In December 1997, the Company entered into a letter of intent for the purchase of Seismic Drilling Services, Inc., a privately-held company providing seismic shot-hole drilling and front-end services, for a price of approximately $5 million consisting of approximately $3.5 million cash and 98,360 shares of the Company's common stock. This acquisition is expected to be accounted for under the purchase method of accounting. The Company expects to complete this transaction late in the first quarter or early in the second quarter of 1998.

     In January 1998, the Company obtained a commitment, subject to documentation, with British Linen Bank for the financing of the Labrador Horizon upgrades and the purchase of the vessel for a total commitment of approximately $31.3 million. The facility will bear interest at a rate of LIBOR plus 1.375% and will require the Company to enter into a lease purchase agreement with British Linen Bank for a period of five years commencing upon completion of the upgrades. The facility will require a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company will have the option to acquire the vessel at the end of the lease purchase agreement for a price of .1% of the total facility commitment.

     In March 1998, the Company obtained a term loan commitment, subject to documentation, with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan will be for

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES a period of five years and will bear interest at a fixed rate equal to the average three year treasury rate at the time of closing plus 1.75%. Monthly payments of approximately $118,000 will be made under the loan with the Opseis system pledged as security for the loan.

     EMPLOYMENT AGREEMENTS: In connection with the completion of the Offering in August 1997, the Company entered into employment agreements with five of its executive officers.

     LITIGATION: The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its consolidated results of operations or financial position.

NOTE I -- EMPLOYEE BENEFIT PLANS

     In July 1997, the Company adopted the Eagle Geophysical, Inc. 401k Retirement Plan (the "Plan") which is a defined contribution plan for all eligible employees in the United States. The Company matches employee contributions up to specified limits and may contribute a portion of the net profits of the Company in accordance with the Plan. For the year ended December 31, 1997, the Company incurred expense of approximately $32,000 for its matching contributions to the Plan.

     The Company provides for the retirement of its United Kingdom employees through The Horizon Pension Plan (the "Pension Plan"). The Pension Plan provides defined retirement benefits as defined in the Trust Deed and is managed by the Trustees. The following table sets forth the Pension Plan and the funded status as of December 31, 1996 and 1997 (in thousands):

                                                               1996      1997
                                                              ------    ------
Actuarial present value of benefit obligation:
  Vested benefit obligation.................................  $4,098    $5,168
  Accumulated benefit obligation............................   4,098     5,168
  Projected benefit obligation..............................   4,939     6,230
Plan assets at fair value...................................   5,969     7,271
                                                              ------    ------
Plan assets in excess of projected benefit obligation.......   1,030     1,041
Unrecognized net transition asset...........................    (700)     (597)
Unrecognized net loss.......................................      79       159
                                                              ------    ------
Prepaid pension cost........................................  $  409    $  603
                                                              ======    ======

     Plan assets are invested in a unitized mixed managed fund. At December 31, 1997 approximately 82% of the fund was invested in UK and international equities and the balance was invested in fixed interest securities or held as cash deposits.

     Net pension cost for 1995, 1996 and 1997 included the following components (in thousands):

                                                            1995     1996      1997
                                                            -----    -----    -------
Service cost..............................................  $ 338    $ 379    $   406
Interest cost.............................................    249      330        403
Actual return on plan assets..............................   (489)    (627)    (1,102)
Net amortization and deferral.............................     83      118        512
                                                            -----    -----    -------
Net pension cost..........................................  $ 181    $ 200    $   219
                                                            =====    =====    =======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The major assumptions used in computing the net pension cost were:

                                                              1995    1996    1997
                                                              ----    ----    ----
Discount rate...............................................  9.0%    9.0%    8.5%
Expected long term rate of return on plan assets............  9.5%    9.5%    9.0%
Rate of increase in compensation levels.....................  6.5%    6.5%    6.5%

NOTE J -- RELATED PARTY TRANSACTIONS

     The Company enters into various transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the years ended December 31, 1995, 1996 and 1997, the Company recognized revenue of $15,391,000, $27,217,000 and $42,265,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997 such revenues from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the Offering, the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based on the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the period from January 1, 1997 to August 11, 1997, the Company recorded general and administrative costs allocated from Seitel of $818,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances with available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the period from January 1, 1997 to August 11, 1997, the Company recorded net interest income of $404,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     On July 22, 1997 the Company declared a dividend to Seitel for its receivable for work performed by the Company for Seitel and its subsidiaries prior to the Offering. On August 11, 1997, the Company settled this receivable through a non-cash dividend which amounted to approximately $6,651,000.

     Prior to the Offering, the Company leased certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by ERI, under a five-year operating rental agreement expiring June 30, 2001. For the years ended December 31, 1995, 1996, and 1997, the Company recognized revenues of $-0-, $828,000 and $1,783,000, respectively, related to this lease. Subsequent to the Offering and the ERI acquisition, $694,000 of such rental income and expense has been eliminated in the Company's consolidated results of operations.

     The Company and Seitel have entered into a number of agreements for the purpose of defining their continuing relationship. Conflicts of interest may arise in the future between Seitel and the Company in connection with these agreements and other areas of their ongoing relationship. The following is a summary of certain prospective arrangements between the Company and Seitel.

     MASTER SEPARATION AGREEMENT: The Master Separation Agreement provided for the Company and Seitel to enter into a Sublease, a Registration Rights Agreement, a Tax Indemnity Agreement and an Administrative Services Agreement. In addition, the Master Separation Agreement required the Company to repay indebtedness owed by the Company and its subsidiaries to Seitel and indebtedness owed by the Company and

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES its subsidiaries to third parties guaranteed by Seitel contemporaneously with the consummation of the Offering. Under the Master Separation Agreement, Seitel and its subsidiaries and the Company and its subsidiaries have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the Offering including liabilities under the Securities Act with respect to the Offering. The Master Separation Agreement also provides for continued access by the Company to historical financial and operational information relating to the Company and its subsidiaries maintained by Seitel.

     SUBLEASE: The Sublease between the Company and Seitel provides for the Company to lease its principal corporate offices, comprising approximately 7,600 square feet, from Seitel for a term of three years at an annual rent of approximately $85,000. The Sublease also provides for the Company to utilize certain shared office equipment, such as phone systems and central computer systems, for an additional charge.

     REGISTRATION RIGHTS AGREEMENT: Pursuant to the Registration Rights Agreement, the Company has agreed to register the offer and sale by Seitel on a delayed and continuous basis from time to time of the shares of common stock owned by Seitel after the Offering at the expense of the Company.

     TAX INDEMNITY AGREEMENT: Prior to the Offering, the Company was a member of the Seitel affiliated group and filed its tax returns on a consolidated basis with such group. After the Offering, the Company is no longer a member of the Seitel affiliated group. The Company and Seitel have entered into a Tax Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for periods before and after the Offering. Pursuant to the Tax Indemnity Agreement, the Company is required to pay Seitel (to the extent not already paid) its share of federal income taxes prior to the date of consummation of the Offering, and is responsible for federal income taxes from its operations on and after the date of the Offering. Any subsequent refunds, additional taxes or penalties or other adjustments relating to the Company's federal income taxes for periods prior to the date of consummation of the Offering shall be for the benefit of or be borne by Seitel. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local income taxes.

     ADMINISTRATIVE SERVICES AGREEMENT: Seitel and the Company entered into an Administrative Services Agreement pursuant to which Seitel provides the Company with administrative services, primarily accounting services, at or up to the same levels as provided prior to the Offering. Seitel provided these services for a 90-day transition period after the Offering to allow the Company adequate time to build an internal administrative staff. The Company paid Seitel approximately $5,500 for these services at Seitel's actual cost of providing these services for the year ended December 31, 1997.

NOTE K -- MAJOR CUSTOMERS

     During each of the years ended December 31, 1995, 1996 and 1997, certain customers accounted for 10% or more of the Company's consolidated revenue as follows:

                                                             1995      1996      1997
                                                             ----      ----      ----
Affiliated companies, wholly-owned subsidiaries of Seitel:
  Seitel Data, Ltd.........................................  14%       28%       46%
  DDD Energy Inc...........................................  39%       29%        8%
Unaffiliated companies, one each year......................  22%       20%       --

     The Company extends credit to various companies in the oil and gas industry for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation and diversified

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES nature of the companies to which they extend credit. Historical credit losses as a percentage of total revenues have been immaterial.

NOTE L -- FOREIGN OPERATIONS

     Prior to the Offering, the Company's principal operations were in the United States. With the completion of the ERI Acquisition, the Company's principal operations are in both Europe and the United States. Financial information by geographic area is as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                    1995         1996          1997
                                                   -------      -------      --------
Operating revenues:
  United States................................    $29,275      $48,136      $ 70,185
  Europe and other areas.......................         --           --         8,876
                                                   -------      -------      --------
     Total operating revenues..................    $29,275      $48,136      $ 79,061
                                                   =======      =======      ========
Operating Income:
  United States................................    $ 5,415      $10,539      $ 15,998
  Europe and other areas.......................         --           --         2,255
                                                   -------      -------      --------
     Total operating income....................      5,415       10,539        18,253
     Depreciation and amortization.............      2,471        3,409         8,584
     General corporate expense.................         --           --         2,070
     Net interest and other expense............        408          531           205
                                                   -------      -------      --------
     Income before provision for income
       taxes...................................    $ 2,536      $ 6,599      $  7,394
                                                   =======      =======      ========
Identifiable Assets:
  United States................................    $17,960      $26,721      $ 47,568
  Europe and other areas.......................         --           --        66,668
                                                   -------      -------      --------
     Total Identifiable assets.................     17,960       26,721       114,236
     Corporate assets..........................         --           --        10,069
                                                   -------      -------      --------
     Total assets..............................    $17,960      $26,721      $124,305
                                                   =======      =======      ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1997:

                                                            QUARTER ENDED
                                           ------------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30    DECEMBER 31
                                           --------   -------   -------------   -----------
1996
Revenues.................................  $ 5,974    $11,777      $12,138        $18,247
Operating costs and expenses.............    4,697      9,412        9,660         13,828
  (excluding depreciation and
     amortization)
Depreciation and amortization............      657        640        1,018          1,094
Interest and other.......................      136        158          167             70
Income before income taxes...............      484      1,567        1,293          3,255
Net income applicable to common shares...      306        993          819          2,061
Net income per common
  share -- basic(1)......................  $   .09    $   .29      $   .24        $   .61
Net income per common
  share -- diluted(1)....................  $   .09    $   .29      $   .24        $   .61
1997
Revenues.................................  $12,981    $15,785      $25,216        $25,079
Operating costs and expenses.............    9,736     12,608       20,451         20,083
  (excluding depreciation and
     amortization)
Depreciation and amortization............    1,302      1,470        2,613          3,199
Interest and other.......................      158       (124)         646           (475)
Income before income taxes...............    1,785      1,831        1,506          2,272
Net income applicable to common shares...    1,130      1,160          913          1,197
Net income per common
  share -- basic(1)......................  $   .33    $   .34      $   .14        $   .14
Net income per common
  share -- diluted(1)....................  $   .33    $   .34      $   .14        $   .14

---------------

(1) The sum of individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement, as
                            amended, on Form S-1, No. 333-28303, as filed with the
                            Securities and Exchange Commission on June 2, 1997 (the
                            "Registration Statement"))
         3.2             -- Amended and Restated Bylaws (incorporated by reference to the Registration Statement)
         4.1             -- Specimen Certificate for Registrant's common stock, par value $0.01 (incorporated by reference to the
                            Registration Statement)
        10.1.1           -- Loan and Security Agreement dated July 9, 1996, between
                            Seitel Geophysical, Inc., as Debtor, and Nationsbanc
                            Leasing Corporation of North Carolina, as Secured Party
                            (incorporated by reference to the Registration Statement)
        10.1.2           -- Assumption and Consent dated December 31, 1996, among
                            Seitel Geophysical, Inc., Eagle Geophysical, Inc.,
                            Nationsbanc Leasing Corporation of North Carolina and
                            Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
        10.2             -- Loan and Security Agreement dated February 6, 1997,
                            between Eagle Geophysical, Inc., as Debtor, and
                            Nationsbanc Leasing Corporation of North Carolina, as
                            Secured Party (incorporated by reference to the
                            Registration Statement)
        10.3             -- Conditional Sales Agreement dated February 19, 1997,
                            between Input/Output, Inc. and Horizon Exploration
                            Limited ("HEL") (incorporated by reference to the
                            Registration Statement)
        10.4.1           -- Installment Note ($306,180) by HEL in favor of Teledyne
                            Brown Engineering Marine Products (incorporated by
                            reference to the Registration Statement)
        10.4.2           -- Promissory Note ($330,000) by HEL in favor of Teledyne
                            Industries, Inc. (incorporated by reference to the
                            Registration Statement)
        10.5.1           -- Loan and Security Agreement dated February 22, 1996,
                            between Seitel Geophysical, Inc. and MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
        10.5.2           -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.6.1           -- Master Equipment Lease Agreement dated May 20, 1994,
                            between Seitel Geophysical, Inc. and MetLife Capital,
                            Limited Partnership, as amended (incorporated by
                            reference to the Registration Statement)
        10.6.2           -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.7.1           -- Master Lease Agreement dated February 16, 1994 between
                            McCullagh Leasing (a unit of GE Capital Fleet Services)
                            and Seitel Geophysical, Inc., as amended (incorporated by
                            reference to the Registration Statement)
        10.7.2           -- Partial Assignment dated April 8, 1997 among Seitel
                            Geophysical, Inc., Eagle Geophysical, Inc. and GE Capital
                            Fleet Services (incorporated by reference to the
                            Registration Statement)
        10.8             -- Term Credit and Security Agreement dated July 15, 1993, between Seitel Geophysical, Inc. and Compass Bank (f/k/a
                            Central Bank of the South), as amended (incorporated by
                            reference to the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.9.1           -- Bareboat Charter by Way of Subdemise dated July 15, 1994, between Simon-Horizon Limited ("Simon") and HEL
                            (incorporated by reference to the Registration Statement)
        10.9.2           -- Management Agreement dated December 19, 1990 between
                            Simon and Ervik Marine Services A/S ("Ervik")
                            (incorporated by reference to the Registration Statement)
        10.9.3           -- Side Letter Agreement dated December 19, 1990, between
                            Simon and Ervik (incorporated by reference to the
                            Registration Statement)
        10.9.4           -- Assignment Agreement Relating to a Ship Management
                            Agreement dated December 19, 1990 (as amended) dated July
                            15, 1990, between Simon and HEL (incorporated by
                            reference to the Registration Statement)
        10.9.5           -- Deed of Assignment of Insurances dated July 15, 1994,
                            between HEL and Simon (incorporated by reference to the
                            Registration Statement)
        10.9.6           -- Deed of Continuing Inter-Company Cross Guarantee and
                            Indemnity dated July 15, 1994, by Horizon Seismic Inc.,
                            Exploration Holdings Limited and HEL in favor of Simon,
                            Simon Petroleum Technology Limited and Simon Engineering
                            Plc (incorporated by reference to the Registration
                            Statement)
        10.9.7           -- Sublease Contract Number 1 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.9.8           -- Sublease Contract Number 2 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.9.9           -- Agreement dated July 15, 1994, among Simon, Simon
                            Petroleum Technology Limited, Simon Engineering Plc and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.9.10          -- Charterparty by Way of Sub-Demise dated December 20,
                            1996, between Royal Bank of Scotland and Simon
                            (incorporated by reference to the Registration Statement)
        10.9.11          -- Addendum to Charterparty dated March 31, 1992, between
                            Royal Bank of Scotland and Simon (incorporated by
                            reference to the Registration Statement)
        10.9.12          -- Quadripartite Agreement dated August 18, 1994, among
                            Simon, Royal Bank of Scotland (Industrial Leasing)
                            Limited, HEL and Simon Engineering plc (incorporated by
                            reference to the Registration Statement)
        10.9.13          -- Master Leasing Agreement dated July 15, 1994 between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
        10.10            -- Contribution and Assumption Agreement dated December 31,
                            1996, between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.11.1          -- Agreement to Extend the Charterparty of "Pacific Horizon"
                            dated July 11, 1994, by and between J. Marr Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.11.2          -- Deed of Novation m.v. "Pacific Horizon" dated July 11,
                            1994, by and among Simon, J. Marr Limited and HEL
                            (incorporated by reference to the Registration Statement)
        10.11.3          -- Pacific Horizon Charter dated February 4, 1981, between
                            J. Marr and Son, Limited and HEL (incorporated by
                            reference to the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.12            -- Employment Agreement between Exploration Holdings Limited
                            ("EHL") and Gerald Harrison, as amended (incorporated by
                            reference to the Registration Statement)
        10.13            -- Employment Agreement between EHL and George Purdie, as
                            amended (incorporated by reference to the Registration
                            Statement)
        10.14            -- Employment Agreement between EHL and Neil A.M. Campbell, as amended (incorporated by reference to the Registration
                            Statement)
        10.15*           -- Form of Employment Agreement Amendment between EHL and
                            each of Messrs. Harrison, Purdie and Campbell dated
                            August 11, 1997
        10.16*           -- Employment Agreement between Eagle Geophysical, Inc. and
                            Jay Silverman dated August 11, 1997
        10.17            -- Employment Agreement between Eagle Geophysical, Inc. and
                            Richard McNairy (incorporated by reference to the
                            Registration Statement)
        10.18            -- Commercial Lease dated March 10, 1994, between Ron Chase dba Chase Properties and Eagle Geophysical, Inc./Seitel
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
        10.19            -- Modification and Ratification of Lease dated April 24,
                            1996, between Ron Chase dba Chase Properties and Eagle
                            Geophysical, Inc./Seitel Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
        10.20            -- Lease dated May 28, 1996, between Partnership of
                            Perkins-Guidry-Beazley-Ostteen and Seitel Geophysical,
                            Inc. (incorporated by reference to the Registration
                            Statement)
        10.21*           -- Sublease between Seitel, Inc. and its subsidiaries and
                            Eagle Geophysical, Inc. dated August 11, 1997
        10.22*           -- Master Separation Agreement between Seitel, Inc. and
                            Eagle Geophysical, Inc. dated August 11, 1997
        10.23*           -- Registration Rights Agreement between EHI Holdings, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
        10.24*           -- Tax Indemnity Agreement between Seitel, Inc. and Eagle
                            Geophysical, Inc. dated August 11, 1997
        10.25*           -- Administrative Services Agreement between Seitel, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
        10.26            -- Amended and Restated Promissory Note ($2,000,000) dated
                            July 3, 1996 by Energy Research International ("ERI") in
                            favor of Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
        10.27            -- Promissory Note ($2,679,040) dated November 15, 1996 by
                            ERI in favor of Seitel, Inc. (incorporated by reference
                            to the Registration Statement)
        10.28*           -- Bonus Agreement between Eagle Geophysical, Inc. and Paul
                            A. Frame dated August 11, 1997
        10.29            -- Outside Directors Deferred Compensation Plan
                            (incorporated by reference to the Registration Statement)
        10.30            -- Independent Directors Stock Option Plan (incorporated by reference to the Registration Statement)
        10.31            -- Stock Option Plan (incorporated by reference to the
                            Registration Statement)
        10.32.1          -- Promissory Note payable by Jay Silverman to Eagle
                            Geophysical, Inc. dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.32.2          -- Subscription Agreement between Eagle Geophysical, Inc.
                            and Jay N. Silverman dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)
        10.32.3          -- Security Agreement -- Pledge between Eagle Geophysical,
                            Inc. and Jay N. Silverman dated July 23, 1997
                            (incorporated by reference to the Registration Statement)
        10.33.1          -- The Bank of N.T. Butterfield Term Loan Facility dated
                            February 27, 1995 (incorporated by reference to the
                            Registration Statement)
        10.33.2          -- The Bank of N.T. Butterfield & Son Limited Facility
                            Letter dated August 23, 1994 (incorporated by reference
                            to the Registration Statement)
        10.33.3          -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 1 dated February 3, 1995 (incorporated by
                            reference to the Registration Statement)
        10.33.4          -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 2 dated February 19, 1996 (incorporated by
                            reference to the Registration Statement)
        10.33.5          -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 10, 1996 (incorporated by reference to the
                            Registration Statement)
        10.33.6          -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 19, 1997 (incorporated by reference to the
                            Registration Statement)
        10.34.1          -- Abshire Tide Blanket Time Charter dated February 9, 1996, between Tidewater Marine, Inc. and Horizon Seismic Inc.
                            (incorporated by reference to the Registration Statement)
        10.34.2          -- Letter Agreement dated February 12, 1996 relating to
                            Abshire Tide Blanket Time Charter (incorporated by
                            reference to the Registration Statement)
        10.34.3          -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            September 19, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
        10.34.4          -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            March 25, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
        10.35.1          -- Supplemental Security Agreement No. One dated February
                            22, 1996 between Seitel Geophysical, Inc. and MetLife
                            Capital Corporation (incorporated by reference to the
                            Registration Statement)
        10.35.2          -- Term Promissory Note ($433,000) dated March 14, 1996, by
                            Seitel Geophysical, Inc. in favor of MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
        10.36            -- Service Agreement for MV Discoverer dated April 12, 1994, between Horizon Seismic, Inc. and Shanghai Bureau of
                            Marine Geological Survey, as amended (incorporated by
                            reference to the Registration Statement)
        10.37            -- Underlease dated April 21, 1997, between Payless
                            Properties Limited and HEL (incorporated by reference to
                            the Registration Statement)
        10.38            -- Lease Agreement between Pincay Oaks, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
        10.39            -- Lease dated February 1, 1997, between Tuscan Property
                            Developments Limited and HEL (incorporated by reference
                            to the Registration Statement)
        10.40            -- Set-off and Charge dated August 30, 1994, between HEL and
                            The Bank of N.T. Butterfield & Son Limited (incorporated
                            by reference to the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.41            -- Deed relating to 6 Pembroke Road Sevenoaks Kent dated
                            August 25, 1993, between Marley Waterproofing Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
        10.42            -- Debenture dated August 12, 1994, between HEL and The Bank of N.T. Butterfield & Son Limited (incorporated by
                            reference to the Registration Statement)
        10.43            -- Chattel Mortgage between HEL and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)
        10.44            -- Stock Purchase Agreement dated June 2, 1997, among Gerald
                            Harrison, George Purdie, Neil Campbell, David Burns,
                            Oliveira Limited, Dormera Limited, Balmedie Limited,
                            Larlane Limited and Eagle Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
        10.45            -- Operating Lease of Marine Seismic Equipment dated as of
                            July 1, 1996, between Seismic Geophysical, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
        10.46            -- Assignment between HEL and The Bank of NT Butterfield &
                            Sons Limited (incorporated by reference to the
                            Registration Statement)
        10.47            -- Letter of Hypothecation and Pledge dated August 30, 1994, between Seismic Exploration Ltd. and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)
        10.48            -- Lease Agreement dated January 7, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
        10.49            -- Lease Agreement dated March 27, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
        10.50            -- Initial Definitive Trust Deed -- Horizon Pension Plan
                            (incorporated by reference to the Registration Statement)
        10.51            -- Operating Lease dated February 3, 1997, between Eagle
                            Geophysical, Inc. and HEL (incorporated by reference to
                            the Registration Statement)
        10.52            -- Contribution Agreement dated as of May 30, 1997, between
                            Seitel, Inc. and Eagle Geophysical, Inc. (incorporated by
                            reference to the Registration Statement)
        10.53            -- Assignment of Life Insurance dated December 9, 1993
                            insuring G.M. Harrison (incorporated by reference to the
                            Registration Statement)
        10.54            -- Lease dated December 12, 1995, between Newington Bricks
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
        10.55            -- Lease dated August 25, 1993, between Marley Waterproofing
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
        10.56            -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and Seitel Data, Ltd.
                            (incorporated by reference to the Registration Statement)
        10.57            -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and DDD Energy, Ltd.
                            (incorporated by reference to the Registration Statement)
        10.58*           -- Employee Benefits Allocation Agreement between Seitel,
                            Inc. and Eagle Geophysical, Inc. dated August 11, 1997

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.59*           -- Revolving Credit Agreement dated October 21, 1997 between
                            Bank One, Texas, N.A. ("Bank") and Eagle Geophysical,
                            Inc. ("Eagle"), Eagle Geophysical Onshore, Inc.
                            ("Onshore"), Eagle Geophysical Offshore, Inc.
                            ("Offshore"), Eagle Geophysical de Mexico, Inc. ("de
                            Mexico"), and Eagle Geophysical GOM, Inc. ("GOM," and
                            collectively with Eagle, Onshore, Offshore and de Mexico,
                            "Borrowers")
        10.60*           -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by Borrowers
        10.61*           -- Form of Security Agreement dated October 21, 1997 between
                            Bank and each of Eagle, Onshore, Offshore deMexico GOM
        10.62*           -- Revolving Credit Agreement between Bank and HEL
        10.63*           -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by HEL
        10.64*           -- Charge on Receivables dated October 21, 1997 between Bank and HEL
        10.65*           -- Guaranty dated October 21, 1997 by Eagle Geophysical,
                            Inc. to Bank
       23*               -- Report of KPMG Independent Public Accountants, for the
                            financial statements of ERI for the period from August
                            11, 1997 to December 31, 1997
       27*               -- Financial data schedule

---------------

 *  Filed herewith

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON THE 26TH OF MARCH, 1998.

                                          EAGLE GEOPHYSICAL, INC.

                                          By:     /s/ JAY N. SILVERMAN
                                             -----------------------------------
                                                      Jay N. Silverman
                                                         President

                                          By:    /s/ RICHARD W. MCNAIRY
                                             -----------------------------------
                                                     Richard W. McNairy
                                                  Chief Financial Officer

                                          By:     /s/ DAVID H. SAINDON
                                             -----------------------------------
                                                      David H. Saindon
                                                  Chief Accounting Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ WILLIAM L. LURIE                   Chairman of the Board of        March 26, 1998
-----------------------------------------------------    Directors
                 (William L. Lurie)

                /s/ JAY N. SILVERMAN                   President and Chief Executive   March 26, 1998
-----------------------------------------------------    Officer,
                 (Jay N. Silverman)

               /s/ GERALD M. HARRISON                  Executive Vice President,       March 26, 1998
-----------------------------------------------------    Director
                (Gerald M. Harrison)

                  /s/ GEORGE PURDIE                    Senior Vice President-Offshore  March 26, 1998
-----------------------------------------------------    Operations, Director
                   (George Purdie)

                  /s/ PAUL A. FRAME                    Director                        March 26, 1998
-----------------------------------------------------
                   (Paul A. Frame)

               /s/ PAUL G. SOMERVILLE                  Director                        March 26, 1998
-----------------------------------------------------
                (Paul G. Somerville)