Form 10-Q
period 1998-03-31
EAGLE GEOPHYSICAL INC
filed 1998-05-15
CIK 1039971

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0522659
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             50 BRIAR HOLLOW LANE
                6TH FLOOR WEST
                HOUSTON, TEXAS                                     77027
   (Address of Principal Executive offices)                      (Zip Code)

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

     The number of shares outstanding of the issuer's common stock, as of May 15, 1998: 8,587,360

================================================================================

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

PART 1 -- FINANCIAL INFORMATION.............................    3
ITEM 1. FINANCIAL STATEMENTS................................    3
Consolidated Balance Sheets -- March 31, 1998 (unaudited)
  and December 31, 1997.....................................    3
Consolidated Statements of Operations for the three-month
  periods ended March 31, 1998 and 1997 (unaudited).........    4
Consolidated Statements of Cash Flows for the three-month
  periods ended March 31, 1998 and 1997 (unaudited).........    5
Consolidated Statement of Stockholders' Equity..............    6
Notes to Unaudited Condensed Consolidated Financial
  Statements................................................    7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   10
PART II -- OTHER INFORMATION
ITEM 6......................................................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
    $5,000 and $4,502 at March 31, 1998 and December 31,
    1997 respectively.......................................   $  8,639        $ 19,482
  Receivables:
    Trade, billed, Net of Allowance for Doubtful Accounts of
      $282 (unaudited) at March 31, 1998 and $132 at
      December 31, 1997.....................................     11,120          11,291
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................        300           2,576
    Other...................................................      1,072             546
  Due from affiliate........................................     14,860          12,500
  Inventory.................................................      3,263           1,705
  Prepaid expenses and other assets.........................      3,300           2,273
  Deferred income taxes.....................................        515             515
                                                               --------        --------
         Total current assets...............................     43,069          50,888
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................     94,381          69,418
  Furniture, fixtures and other.............................        636             652
                                                               --------        --------
                                                                 95,017          70,070
  Less: Accumulated depreciation............................    (17,568)        (14,873)
                                                               --------        --------
         Net property and equipment.........................     77,449          55,197
MULTI-CLIENT DATA LIBRARY...................................      2,729              --
GOODWILL, NET...............................................     20,573          17,990
OTHER LONG-TERM ASSETS......................................        107             230
                                                               --------        --------
         TOTAL ASSETS.......................................   $143,927        $124,305
                                                               ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capital lease obligations..............   $  2,898        $  2,816
  Accounts payable..........................................     20,022          15,671
  Accrued liabilities.......................................     10,282           7,849
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................      9,642           6,029
                                                               --------        --------
         Total current liabilities..........................     42,844          32,365
LONG-TERM DEBT..............................................      7,000              --
CAPITAL LEASE OBLIGATIONS...................................      7,134           7,944
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................      1,012              --
                                                               --------        --------
         TOTAL LIABILITIES..................................     57,990          40,309
                                                               --------        --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 8,587,360
    (unaudited) shares at March 31, 1998 and 8,489,000 at
    December 31, 1997.......................................         86              85
  Additional paid-in capital................................     83,941          82,622
  Retained earnings.........................................      2,335           1,714
  Note receivable from Stockholder..........................       (425)           (425)
                                                               --------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................     85,937          83,996
                                                               --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $143,927        $124,305
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTH
                                                                PERIODS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                 (UNAUDITED)
REVENUES(1).................................................  $23,880    $12,981
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...........................   17,439      9,286
  Depreciation and amortization.............................    2,888      1,302
  Selling, general and administrative expenses..............    2,496        450
  Interest expense..........................................      188        276
  Interest income...........................................     (221)      (118)
  Other, net................................................       46         --
                                                              -------    -------
                                                               22,836     11,196
                                                              -------    -------
Income before provision for income taxes....................    1,044      1,785
Provision for income taxes..................................      423        655
                                                              -------    -------
NET INCOME..................................................  $   621    $ 1,130
                                                              =======    =======
Basic earnings per share....................................  $   .07    $   .33
                                                              =======    =======
Weighted average number of common shares (basic)............    8,498      3,400
                                                              =======    =======
Diluted earnings per share..................................  $   .07    $   .33
                                                              =======    =======
Weighted average number of common shares (diluted)..........    8,499      3,400
                                                              =======    =======

---------------

(1) Includes revenue from affiliates of $14,309 and 8,081 for the unaudited three-month periods ended March 31, 1998 and 1997, respectively, and operating expenses related to such affiliate revenue of $12,204 and $5,948 for the unaudited three month periods ended March 31, 1998 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTH PERIODS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income..................................................  $    621    $ 1,130
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     2,888      1,302
  Gain on sale of property and equipment....................        --        (14)
  Deferred income tax provision.............................        85         64
  Bad debt expense..........................................       150         --
  (Increase) decrease in receivables........................      (821)     3,159
  Increase in other assets..................................    (3,571)      (119)
  Increase in accounts payable and other liabilities........     8,761        959
                                                              --------    -------
          Total adjustments.................................     7,492      5,351
                                                              --------    -------
          Net cash provided by operating activities.........     8,113      6,481
                                                              --------    -------
Cash flows from investing activities:
  Purchase and upgrades of property and equipment...........   (21,578)    (6,737)
  Cash received on disposal of property and equipment.......        --         27
  Cash paid for shot-hole drilling company, net of cash
     acquired...............................................    (3,470)        --
                                                              --------    -------
          Net cash used in investing activities.............   (25,048)    (6,710)
                                                              --------    -------
Cash flows from financing activities:
  Borrowings under credit facility..........................     7,000         --
  Borrowings under term loans...............................        --      7,564
  Principal payments on term loans..........................        --       (620)
  Principal payments on capital leases......................      (908)      (346)
  Payment to affiliate......................................        --     (6,369)
                                                              --------    -------
          Net cash provided by financing activities.........     6,092        229
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........   (10,843)        --
Cash and cash equivalents at beginning of period............    19,482         --
                                                              --------    -------
Cash and cash equivalents at end of period..................  $  8,639    $    --
                                                              ========    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $    194    $   276
                                                              ========    =======
  Income taxes..............................................  $    129    $    --
                                                              ========    =======
Noncash investing activities:
  Equipment purchased through capital leases................  $     --    $   300
                                                              ========    =======
  Purchase of shot-hole drilling company for 98,360 shares
     of common stock........................................  $  1,500    $    --
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 NOTE
                                     COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                    ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                    SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                    ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1997........  8,489     $85      $82,622      $1,714       $(425)        $83,996
Unaudited:
Acquisition of shot hole drilling
  company.........................     98       1        1,499          --          --           1,500
Net Income........................     --      --           --         621          --             621
Other, net........................     --      --         (180)         --          --            (180)
                                    -----     ---      -------      ------       -----         -------
Balance, March 31, 1998...........  8,587     $86      $83,941      $2,335       $(425)        $85,937
                                    =====     ===      =======      ======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed financial statements of Eagle Geophysical Inc. (the "Company") for the three months ended March 31, 1998 and 1997 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     On March 24, 1998, the Company completed the acquisition of a shot-hole drilling company for approximately $4.3 million in cash, 98,360 shares of the Company's common stock and deferred compensation payable to the former owner of $.5 million. This company was a privately held provider of seismic shot-hole drilling and related front-end services for the seismic data acquisition industry. The Company accounted for this acquisition under the purchase method of accounting. The Company is currently evaluating the value of assets acquired and liabilities assumed in order to determine the final purchase price allocation related to this acquisition.

     In April 1998, the Company entered into an agreement with British Linen Bank for the financing of the Labrador Horizon upgrades and the purchase of the vessel for a total commitment of approximately $31.3 million. The facility bears interest at a rate of LIBOR plus 1.375% and requires the Company to enter into a lease purchase agreement with British Linen Bank for a period of five years commencing upon completion of the upgrades. The facility requires a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company has the option to acquire the vessel at the end of the lease purchase agreement for a price of .1% of the total facility commitment.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

2. EARNINGS PER COMMON SHARE

     Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings Per Share". The weighted average shares of common stock outstanding for the calculation of basic earnings per share was 8,498,000 and 3,400,000 for the three months ending March 31, 1998 and 1997 respectively. The weighted average shares of common stock outstanding for the calculation of diluted earnings per share was 8,499,000 and 3,400,000 for the three months ending March 31, 1998 and 1997 respectively.

3. PRO FORMA RESULTS OF OPERATIONS

     On August 11, 1997, the Company completed the acquisition of the remaining 81% interest in Energy Research International ("ERI") with the issuance of 600,000 shares of common stock for a purchase price valued at approximately $8.4 million. On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

(including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in a net proceeds of $69.1 million after deducting offering related expenses (the "Offering"). The following table presents the unaudited pro-forma effects of the Offering and the application of the net proceeds thereof to retire certain debt and capital leases, and the purchase of ERI as if such transactions had occurred on January 1, 1997:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Pro Forma Revenues..........................................  $23,880   $23,179
Pro Forma Income Before Taxes...............................    1,044     2,640
Pro Forma Net Income........................................      621     2,190
Pro Forma Weighted Average Common Shares
  Outstanding -- Basic......................................    8,498     8,489
Pro Forma Basic Earnings Per Common Share...................  $   .07   $   .26
                                                              =======   =======
Pro Forma Weighted Average Common Shares
  Outstanding -- Diluted....................................    8,499     8,489
Pro Forma Diluted Earnings Per Common Share.................  $   .07   $   .26
                                                              =======   =======

4. LONG-TERM DEBT

     The Company had the following debt outstanding as of March 31, 1998 and December 31, 1997 (in thousands) :

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Base rate borrowings pursuant to a credit facility with Bank
  One, Texas N.A............................................     $7,000          $ --
Less amounts due within one year............................         --            --
                                                                 ------          ----
          Total long-term debt..............................     $7,000          $ --
                                                                 ======          ====

     The Company has an agreement with Bank One, Texas N.A. with respect to a $20,000,000 revolving credit facility secured by the Company's accounts receivable ("the Bank One Credit Facility"). The amount the Company may borrow under the facility is limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible non-investment grade domestic and other foreign receivables. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of March 31, 1998, the Company had a borrowing base of approximately $20.0 million under this facility. As of March 31, 1998, the Company was not in compliance with one of the financial covenants of the Bank One Credit Facility, and has obtained a waiver from Bank One of such non-compliance.

5. COMMITMENTS AND CONTINGENCIES

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

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately one year old. Management currently believes that this receivable is collectible, although in light of the age of this receivable, the Company has increased its reserve for doubtful accounts to $282,000 as of March 31, 1998.

6. RELATED PARTY TRANSACTIONS

     Prior to the Offering, the Company was a wholly-owned subsidiary of Seitel, Inc. Seitel currently owns approximately 17.7% of the outstanding common stock of the Company. The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three-month periods ended March 31, 1998 and 1997, the Company recognized revenue of $14,309,000 and $8,081,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997 such revenues from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the Offering the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the unaudited period from January 1, 1997 to March 31, 1997, the Company recorded general and administrative costs allocated from Seitel of $271,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances as the Company had available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the unaudited period from January 1, 1997 to March 31, 1997, the Company recorded net interest income of $97,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     Prior to the Offering, the Company leased certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by Energy Research International, under a five-year operating rental agreement expiring June 30, 2001. In connection with the Offering, the Company acquired all of the outstanding stock of ERI. For the unaudited three month period ended March 31, 1997, the Company recognized revenue of $434,000 related to this lease. Subsequent to the Offering, such rental income and expense has been eliminated in the Company's consolidated results of operations.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other non owner changes in equity during the period. This statement is effective for interim periods beginning after December 15, 1997. For the quarters ended March 31, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

information of a company's operating segments. It also expands the definition of what constitutes an entity's operating segments. This statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company intends to adopt this statement during its fiscal year ending December 31, 1998. The Company is currently evaluating what effect, if any, this statement will have on its operating segment financial statement disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The provisions of the statement are effective for fiscal years beginning after December 15, 1998 and encourages early adoption. Management adopted this statement in January 1998 and does not believe the adoption had a material effect on the Company's financial position and results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services and, commencing in March 1998, the sale of seismic shot-hole drilling and front end services. The Company focuses its onshore operations and front end services in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico. The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance- or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally does not retain rights to the data acquired. Onshore operations including front end services accounted for approximately 75% of the Company's consolidated revenues for the three months ended March 31, 1998, with offshore operations accounting for the remaining 25% of consolidated revenues.

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Latin America, Africa and Southeast Asia, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations by generally attempting to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies, by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments to counteract currency fluctuations.

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately one year old. Management currently believes that this receivable is collectible, although in light of the age of this receivable, the Company has increased its reserve for doubtful accounts to $282,000 as of March 31, 1998.

RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which includes front end services, and the Company's offshore operations. The discussions for the three months ended March 31, 1997 are presented based on the unaudited proforma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the Offering. The revenues of the Company for the three months ended March 31, 1997 include intercompany profits from work performed for Seitel, the Company's parent corporation prior to the Offering, and its subsidiaries.

ONSHORE OPERATIONS

  Quarter Ending March 31, 1998 Compared to March 31, 1997

     Revenue increased 43% from $12.5 million in the first quarter of 1997 to $17.8 million in the first quarter of 1998, primarily due to the Company's third onshore crew, acquired during the first quarter of 1997, operating for the entire quarter in 1998 as well as higher revenues derived from the increased channel capacity of the Company's crews from 1,850 channels per crew in the 1997 period to 2,350 channels per crew in the 1998 period.

     Operating costs (excluding depreciation) increased 43% from $9.3 million in the first quarter of 1997 to $13.3 million in the first quarter of 1998, primarily due to the operations of the third onshore crew for the entire 1998 period. Operating margin percentage was 25.5% for the first quarter of 1998 compared to an operating margin of 26.0% for the 1997 quarter.

     Depreciation and amortization increased 46% from $1.3 million in the first quarter of 1997 to $1.9 million in the first quarter of 1998, resulting from operating three crews for the entire quarter in 1998 and the increased depreciation associated with the upgrade to 2,350 channels per crew after the 1997 period. Selling, general and administrative expenses increased 129% from $0.7 million in the first quarter of 1997 to $1.6 million in the first quarter of 1998, primarily due to the addition of administrative staff to support the expanded operations and additional corporate staff and corporate office expenses. Net interest expense decreased from $0.15 million in the 1997 period to $(0.08) million in the 1998 period due to the retirement of certain debt and capital leases and higher cash balances as a result of proceeds from the Offering.

OFFSHORE OPERATIONS

  Quarter Ending March 31, 1998 Compared to March 31, 1997

     Revenue decreased 43% from $10.6 million in the first quarter of 1997 to $6.1 million in the first quarter of 1998, primarily due to decreased vessel utilization. The Company's vessel the Labrador Horizon was in drydock for the entire quarter completing a $20 million upgrade, the vessel Discoverer underwent a bi-annual maintenance inspection, and the vessel Abshire Tide was decommissioned and replaced by the Celtic Horizon, which required shipyard work prior to commencing service. Additionally, the Discoverer and the Abshire Tide worked for a portion of the 1998 quarter acquiring multi-client data, which instead of generating current revenue will generate revenue in the future as data is licensed to customers. Thus, the Company had only one vessel operating for the entire first quarter of 1998 and two vessels operating for a partial quarter as compared to all four vessels fully utilized in the first quarter of 1997.

     Operating expenses (excluding depreciation) decreased 40% from $6.8 million in the first quarter of 1997 to $4.1 million in the first quarter of 1998 due to the decreased vessel utilization as previously discussed. Operating margins were 32% for both periods as a result of these changes in revenues and operating costs.

     Depreciation and amortization decreased 41% from $1.7 million in the first quarter of 1997 to $1.0 million in the first quarter of 1998, resulting from the upgrades to the Labrador Horizon performed during the 1998 quarter. Selling, general and administrative expenses increased from $0.5 million in the first quarter of 1997 to $0.8 million in the first quarter of 1998 due to increases in personnel required for the expansion of the Company's vessel fleet as more fully explained below.

LIQUIDITY

     The Company's working capital as of March 31, 1998 was $0.2 million. The indebtedness of the Company as of such date consisted of borrowings from the Bank One Credit Facility and capital lease obligations, totaling approximately $17.0 million.

     The Company has commenced expanding its existing data acquisition capabilities through the expansion of the streamer towing capacity of its vessel the Labrador Horizon. The upgrades to this vessel were initiated late in the fourth quarter of 1997 and were completed at the end of the first quarter of 1998. The capital cost of these upgrades was approximately $20.0 million. As of March 31, 1998, the Company operated the Labrador Horizon under a capital lease with Simon-Horizon Limited ("Simon"), which in turn leased the vessel from the Royal Bank of Scotland ("RBS") under a capital lease. Pursuant to the arrangement between the Company and Simon, the Company was required to use its best endeavors to obtain the release of Simon from all obligations in connection with the lease of this vessel. In April 1998, the Company entered into a capital lease with British Linen Bank, described below, which allowed the Company to terminate the lease arrangement with Simon and RBS and provided funding for the $20.0 million upgrade to the Labrador Horizon.

     In April 1998, the Company entered into definitive agreements with British Linen Bank for the financing of the Labrador Horizon upgrade. As part of this financing, British Linen Bank purchased the vessel from the previous owner, is funding the approximately $20.0 million upgrades to the vessel, and has entered into a capital lease of the vessel to the Company for a five-year term commencing upon completion of the upgrades, for a total commitment of approximately $31.3 million. The facility bears interest at a rate of LIBOR plus 1.375% and required the Company to post a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company has the option to acquire the vessel at the end of the term of the capital lease for a price of 0.1% of the total facility commitment.

     The Company intends to upgrade and equip two additional offshore seismic vessels, at an aggregate capital cost (including acquisition costs) of approximately $97.2 million. The Company acquired the two vessels, the Austral Horizon and the Atlantic Horizon, during the fourth quarter of 1997 for purchase prices of approximately $1.6 million and $3.6 million, respectively. These acquisitions were funded with cash flows from operations. The Company intends to upgrade and equip the vessels during the second and third quarter of 1998. The costs to upgrade and equip the two vessels will be approximately $33.0 million for the Austral Horizon and approximately $59.0 million for the Atlantic Horizon. The Company has currently expended $14.9 million (including acquisition costs) and currently has $68.0 million of capital commitments outstanding related to these projects. The Company intends to fund these capital costs with a combination of cash from operations and additional debt financing.

     In September 1997, the Company ordered a fourth Opseis seismic data acquisition system at an estimated total cost of approximately $5.9 million as part of the Company's addition of a fourth crew at a total cost of $8.6 million. In April 1998, the Company entered into a $5.9 million term loan with Fleet Capital Corporation for the financing of this Opseis system at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     The Company has an agreement with Bank One, Texas, N.A. with respect to a $20.0 million revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the revolving credit facility is limited to a borrowing base that is equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of non-graded U.S. or foreign receivables and other eligible receivables approved by the bank. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full in three years. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of March 31, 1998, $20.0 million was available for borrowing under the facility and $7.0 million of borrowings were outstanding.

     In March 1998, the Company acquired the common stock of a privately-held company providing seismic shot-hole drilling and front-end services, for a price of approximately $6.3 million consisting of approximately $4.3 million in cash, 98,360 shares of the Company's common stock and deferred compensation payable to the former owner of $.5 million. The Company financed the cash portion of the acquisition with a combination of cash flows from operations and borrowings from the Company's revolving credit facility.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1998 will be funded from the Bank One Revolving Credit facility, additional equipment financing, the Company's cash flow from operations and additional debt financing. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations and additional debt financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

                          PART II -- OTHER INFORMATION

ITEMS 1-5 -- NOT APPLICABLE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS

           3.1           -- Amendments to Bylaws of Eagle Geophysical, Inc.
          27.1           -- Financial Data Schedule