Form 10-Q
period 1998-06-30
EAGLE GEOPHYSICAL INC
filed 1998-08-14
CIK 1039971

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of August 14, 1998: 8,587,360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                              PAGE
                                                              ----
PART I -- Financial Information.............................    3
Item 1. Financial Statements................................    3
Consolidated Balance Sheets -- June 30, 1998 (unaudited) and
  December 31, 1997.........................................    3
Consolidated Statements of Operations for the three and six
  month periods ended June 30, 1998 and 1997 (unaudited)....    4
Consolidated Statements of Cash Flows for the six month
  periods ended June 30, 1998 and 1997 (unaudited)..........    5
Consolidated Statement of Stockholders' Equity..............    6
Notes to Unaudited Condensed Consolidated Financial
  Statements................................................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
PART II -- Other Information
Item 4......................................................   16
Item 6......................................................   16

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
    $5,000 (unaudited) and $4,502 at June 30, 1998 and
    December 31, 1997, respectively.........................   $ 15,912       $ 19,482
  Receivables:
    Trade, billed, Net of Allowance for Doubtful Accounts of
     $450 (unaudited) at June 30, 1998 and $132 at December
     31, 1997...............................................     12,941         11,291
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      2,313          2,576
    Other...................................................      3,840            546
  Due from affiliate........................................      9,988         12,500
  Inventory.................................................      3,032          1,705
  Prepaid expenses and other assets.........................      2,151          2,788
                                                               --------       --------
         Total current assets...............................     50,177         50,888
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................    145,310         69,418
  Furniture, fixtures and other.............................      1,071            652
                                                               --------       --------
                                                                146,381         70,070
Less: Accumulated depreciation..............................    (22,363)       (14,873)
                                                               --------       --------
         Net property and equipment.........................    124,018         55,197
MULTI-CLIENT DATA LIBRARY...................................      6,615             --
GOODWILL, NET...............................................     19,877         17,990
OTHER LONG-TERM ASSETS......................................        175            230
                                                               --------       --------
         TOTAL ASSETS.......................................   $200,862       $124,305
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $  1,014       $     --
  Current portion of capital lease obligations..............      5,847          2,816
  Accounts payable..........................................     28,943         15,671
  Accrued liabilities.......................................     13,879          7,849
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................      9,454          6,029
                                                               --------       --------
         Total current liabilities..........................     59,137         32,365
LONG-TERM DEBT..............................................     27,270             --
CAPITAL LEASE OBLIGATIONS...................................     25,421          7,944
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................      1,214             --
                                                               --------       --------
         TOTAL LIABILITIES..................................    113,042         40,309
                                                               --------       --------
CONTINGENCIES AND COMMITMENTS STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
    and outstanding.........................................         --             --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 8,587,360
    (unaudited) shares at June 30, 1998 and 8,489,000 at
    December 31, 1997.......................................         86             85
  Additional paid-in capital................................     83,566         82,622
  Retained earnings.........................................      4,593          1,714
  Note receivable from Stockholder..........................       (425)          (425)
                                                               --------       --------
         TOTAL STOCKHOLDERS' EQUITY.........................     87,820         83,996
                                                               --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $200,862       $124,305
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTH          SIX MONTH
                                                           PERIODS ENDED       PERIODS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          1998      1997      1998      1997
                                                         -------   -------   -------   -------
REVENUES(1)............................................  $34,336   $15,785   $58,216   $28,766
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)......................   22,527    11,493    39,966    20,779
  Depreciation and amortization........................    4,799     1,470     7,687     2,772
  Selling, general and administrative expenses.........    2,877     1,115     5,373     1,565
  Interest expense.....................................      468       336       656       612
  Interest income......................................     (174)     (460)     (395)     (578)
  Other, net...........................................       44        --        90        --
                                                         -------   -------   -------   -------
                                                          30,541    13,954    53,377    25,150
                                                         -------   -------   -------   -------
Income before provision for income taxes...............    3,795     1,831     4,839     3,616
Provision for income taxes.............................    1,537       671     1,960     1,326
                                                         -------   -------   -------   -------
NET INCOME.............................................  $ 2,258   $ 1,160   $ 2,879   $ 2,290
                                                         =======   =======   =======   =======
Basic earnings per share...............................  $   .26   $   .34   $   .34   $   .67
                                                         =======   =======   =======   =======
Weighted average number of common shares (basic).......    8,587     3,400     8,543     3,400
                                                         =======   =======   =======   =======
Diluted earnings per share.............................  $   .26   $   .34   $   .34   $   .67
                                                         =======   =======   =======   =======
Weighted average number of common shares (diluted).....    8,598     3,400     8,553     3,400
                                                         =======   =======   =======   =======

---------------

(1) Includes revenue from affiliates of $18,237, $32,546, $7,131, and $15,212 for the unaudited three and six month periods ended June 30, 1998 and 1997, respectively, and operating expenses related to such affiliate revenue of $12,757, $24,961, $4,775, and $11,210 for the unaudited three and six month periods ended June 30, 1998 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SIX MONTH PERIODS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Cash flows from operating activities:
Net income..................................................  $  2,879   $ 2,290
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     7,687     2,772
  Gain on sale of property and equipment....................       (10)      (18)
  Deferred income tax provision.............................       386       128
  Bad debt expense..........................................       450        --
  Decrease in receivables...................................     1,930     3,005
  (Increase) decrease in other assets.......................   (10,402)      240
  Increase in accounts payable and other liabilities........    20,993     1,479
                                                              --------   -------
          Total adjustments.................................    21,034     7,606
                                                              --------   -------
          Net cash provided by operating activities.........    23,913     9,896
                                                              --------   -------
Cash flows from investing activities:
Purchase of property and equipment..........................   (45,159)   (8,098)
Cash received on disposal of property and equipment.........       152        27
Cash paid for Seismic Drilling & Services, Inc., net of cash
  acquired..................................................    (3,516)       --
                                                              --------   -------
          Net cash used in investing activities.............   (48,523)   (8,071)
                                                              --------   -------
Cash flows from financing activities:
  Borrowings under credit facility..........................    30,500        --
  Repayments under credit facility..........................    (8,000)       --
  Borrowings under term loans...............................        --     7,925
  Principal payments on term loans..........................       (81)   (1,943)
  Principal payments on capital leases......................    (1,199)     (681)
  Payment to affiliate......................................        --    (7,115)
  Other, net................................................      (180)       --
                                                              --------   -------
          Net cash provided by (used in) financing
           activities.......................................    21,040    (1,814)
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........    (3,570)       11
Cash and cash equivalents at beginning of period............    19,482        --
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 15,912   $    11
                                                              ========   =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $    628   $   339
                                                              ========   =======
  Income taxes..............................................  $  1,741   $    --
                                                              ========   =======
Noncash investing & financing activities:
  Vessel upgrade financed through a capital lease...........  $ 21,707   $    --
                                                              ========   =======
  Purchase of Seismic Drilling & Services, Inc. for 98,360
     shares of common stock.................................  $  1,125   $    --
                                                              ========   =======
  Contribution of Investment in Energy Research
     International by Seitel................................  $     --   $   914
                                                              ========   =======
  Equipment purchase through term loan......................  $  5,864   $    --
                                                              ========   =======
  Equipment purchased through capital leases................  $     --   $   374
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      NOTE
                                          COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                         ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                         SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                         ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1997.............  8,489     $85      $82,622      $1,714       $(425)        $83,996
Unaudited:
  Acquisition of Seismic Drilling &
     Services, Inc.....................     98       1        1,124          --          --           1,125
  Net Income...........................     --      --           --       2,879          --           2,879
  Other, net...........................     --      --         (180)         --          --            (180)
                                         -----     ---      -------      ------       -----         -------
Balance, June 30, 1998.................  8,587     $86      $83,566      $4,593       $(425)        $87,820
                                         =====     ===      =======      ======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed financial statements of Eagle Geophysical Inc. (the "Company") for the six months ended June 30, 1998 and 1997 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     In July 1998, the Company completed an offering (the "Offering") of $100 million 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The Company used approximately $27.5 million of the proceeds to repay borrowings under the Short-Term Loan and Revolving Credit Facility used for upgrades to the Austral Horizon and the Atlantic Horizon and will use the rest of the proceeds to fund the remaining upgrades of these two vessels.

     In April 1998, the Company entered into an agreement with British Linen Bank for the financing of the Labrador Horizon upgrades and the purchase of the vessel for a total commitment of approximately $31.3 million. The facility bears interest at a rate of LIBOR plus 1.375% and required the Company to enter into a lease purchase agreement with British Linen Bank for a period of five years that commenced upon completion of the upgrades. The facility requires a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company has the option to acquire the vessel at the end of the lease purchase agreement for a price of .1% of the total facility commitment.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     On March 24, 1998, the Company completed the acquisition of a shot-hole drilling company for a price of approximately $6.3 million, consisting of approximately $4.3 million in cash, 98,360 shares of the Company's common stock and deferred compensation payable to the former owner of $500,000. This company was a privately held provider of seismic shot-hole drilling and related front-end services for the seismic data acquisition industry.

     In March 1998, the Company replaced one of its chartered offshore seismic vessels working in the U.S. Gulf of Mexico, the Abshire Tide, with a newer, more capable vessel, the Celtic Horizon.

2. EARNINGS PER COMMON SHARE

     Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings Per Share". The weighted average shares of common stock outstanding for the calculation of basic earnings per share was 8,587,000, 8,543,000, 3,400,000 and 3,400,000 for the three and six month periods ending June 30, 1998 and 1997 respectively. The weighted average shares of common stock outstanding for the calculation of diluted earnings per share was 8,598,000, 8,553,000 3,400,000 and 3,400,000 for the three and six month periods ending June 30, 1998 and 1997 respectively.

3. PRO FORMA RESULTS OF OPERATIONS

     On August 11, 1997, the Company completed the acquisition of the remaining 81% interest in Energy Research International ("ERI") with the issuance of 600,000 shares of common stock for a purchase price valued at approximately $8.4 million. On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.1 million after deducting offering related expenses (the "IPO"). The following table presents the unaudited pro-forma effects of the IPO and the application of the net proceeds thereof to retire certain debt and capital leases, and the purchase of ERI as if such transactions had occurred on January 1, 1997:

                                                   THREE MONTHS         SIX MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                 -----------------   -----------------
                                                  1998      1997      1998      1997
                                                 -------   -------   -------   -------
Pro Forma Revenue..............................  $34,336   $26,881   $58,216   $50,060
Pro Forma Income Before Taxes..................    3,795     1,422     4,839     4,062
Pro Forma Net Income...........................    2,258     1,027     2,879     3,217
Pro Forma Weighted Average Common Shares
  Outstanding -- (Basic).......................    8,587     8,489     8,543     8,489
Pro Forma Basic Earnings Per Common Share......  $   .26   $   .12   $   .34   $   .38
                                                 =======   =======   =======   =======

4. LONG-TERM DEBT

     The Company had the following debt outstanding as of June 30, 1998 and December 31, 1997 (in thousands) :

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Borrowings pursuant to a revolving credit facility with Bank
  One Texas N.A.............................................    $20,000         $ --
Borrowings pursuant to the Short-Term Loan with Bank One
  Texas N.A.................................................      2,500           --
Fleet Capital Term Loan.....................................      5,784           --
                                                                -------         ----
Less amounts due within one year............................     (1,014)          --
                                                                -------         ----
Total long-term debt........................................    $27,270         $ --
                                                                =======         ====

     The Company has an agreement with Bank One, Texas N.A. with respect to a $20,000,000 revolving credit facility secured by the Company's accounts receivable ("the Bank One Credit Facility"). The amount the Company may borrow under the facility is limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible non-investment grade domestic and other foreign receivables. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full on June 1, 1999.

     Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of June 30, 1998, the Company had a borrowing base of approximately $20.0 million under this facility and $20.0 million of borrowings were outstanding. On July 20, 1998, the $20 million of borrowings outstanding was repaid with proceeds from the Offering. The Company is currently out of compliance with one of the financial covenants of the Bank One Credit Facility, and has obtained a waiver of such covenant from Bank One.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     In June 1998, the Company entered into the $29.0 million Short-Term Loan with Bank One, Texas, N.A. to fund part of the cost of the upgrades to the Austral Horizon and the Atlantic Horizon pending completion of the Offering. The maximum amount borrowed under this loan was $7.5 million, which was repaid in full on July 20, 1998. Interest accrued under this loan at the bank's base rate or LIBOR plus 2% and was payable monthly or at the end of applicable LIBOR interest periods.

5. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is over one year old. Management currently believes that this receivable is collectible, although in light of the age of this receivable, the Company has increased its reserve for doubtful accounts to $450,000 as of June 30, 1998.

6. RELATED PARTY TRANSACTIONS

     Prior to the Offering, the Company was a wholly-owned subsidiary of Seitel, Inc. Seitel currently owns approximately 17.7% of the outstanding common stock of the Company. The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three and six month periods ended June 30, 1998 and 1997, the Company recognized revenue of $18,237,000, $32,546,000,
$7,131,000 and $15,212,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997, such revenues from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the Offering the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the unaudited period from January 1, 1997 to June 30, 1997, the Company recorded general and administrative costs allocated from Seitel of $645,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances as the Company had available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the unaudited period from January 1, 1997 to June 30, 1997, the Company recorded net interest income of $309,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     Prior to the Offering, the Company leased certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by Energy Research International, under a five-year operating rental agreement expiring June 30, 2001. In connection with the Offering, the Company acquired all of the outstanding stock of ERI. For the unaudited three and six month periods ended June 30, 1997, the

Company recognized revenue of $472,000 and $906,000 related to this lease. Subsequent to the Offering, such rental income and expense was eliminated in the Company's consolidated results of operations.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other non owner changes in equity during the period. This statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company adopted this statement during the quarter ended March 31, 1998. The Company does not believe the adoption of this statement had a material effect on its consolidated financial statements.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The provisions of the statement are effective for fiscal years beginning after December 15, 1998 and encourages early adoption. Management adopted this statement in January 1998 and is currently evaluating what effect this adoption will have on the Company's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the timing of and method of adoption for SFAS No. 133. However, the Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services and, commencing in March 1998, the sale of seismic shot-hole drilling and front end services. The Company focuses its onshore operations and front end services in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico. Onshore operations including front end services accounted for approximately 65% and 69% of the Company's consolidated revenues for the three and six months ended June 30, 1998, respectively, with offshore operations accounting for the remaining 35% and 31% of consolidated revenues for the three and six months ended June 30, 1998, respectively.

     The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance-or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally does not retain rights to the data acquired. However, the Company anticipates that an increasing percentage of its future offshore data acquisition projects will be multi-client surveys. Conducting multi-client surveys normally has little effect on operating margins in the short term because the Company will capitalize most of the costs relating to the acquisition of the multi-client data that are not offset by pre-funding. However, since revenues from multi-client projects only include pre-funding amounts during the acquisition of the data, and these pre-funding amounts are normally less than revenues for proprietary data acquisition projects, total revenues and net income tend to be less during multi-client acquisition projects than during proprietary acquisition projects. If the Company is able to make sales of the multi-client data after full amortization of the acquisition cost of the data (up to four years), the additional sales will result in revenues with little or no cost, increasing net income. Conversely, if the sales of the multi-client data are less than originally projected by management, the asset value of the data will be adjusted to equal the estimated net realizable value of the data (total estimated future sales less selling expenses), resulting in decreased net income.

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Latin America, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations by generally attempting to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies, by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments to counteract currency fluctuations.

     The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time, but have historically included Seitel and its subsidiaries. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key clients and may accordingly impact the Company's overall credit risk. As of June 30, 1998, the Company had one receivable from a customer of approximately $2.4 million that was over one year old. In light of the age of this receivable, the Company has increased its reserve for doubtful accounts to $450,000 as of June 30, 1998. Historical credit losses incurred on receivables by the Company have been immaterial.

RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which includes front end services, and the Company's offshore operations. The discussions for the three and six months ended June 30, 1997 are presented based on the unaudited proforma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the IPO. The revenues of the Company for the three and six months ended June 30, 1997 include intercompany profits from work performed for Seitel, the Company's parent corporation prior to the IPO, and its subsidiaries.

  ONSHORE OPERATIONS

     Quarter Ended June 30, 1998 Compared to June 30, 1997

     Revenue increased 46% from $15.3 million in the second quarter of 1997 to $22.4 million in the second quarter of 1998, primarily due to the Company's fourth onshore crew, acquired at the end of the first quarter of 1998 and the third onshore crew operating for the entire quarter of 1998, higher revenues derived from the increased channel capacity of the Company's crews from 1,850 channels to 2,450 channels per crew, and revenue from the front end services business acquired late in the first quarter of 1998.

     Operating costs (excluding depreciation) increased 37% from $11.5 million in the second quarter of 1997 to $15.8 million in the second quarter of 1998, primarily due to the third onshore crew operating for the entire 1998 quarter, the operations of the fourth onshore crew and the front end services business . Operating margin percentage improved to 29.4% for the second quarter of 1998 compared to an operating margin of 24.9% for the 1997 quarter.

     Depreciation and amortization increased 67% from $1.5 million in the second quarter of 1997 to $2.5 million in the second quarter of 1998. This increase resulted from operating four crews and the front end services business for the entire quarter in 1998, including the depreciation associated with the upgrade to 2,450 channels, in the 1998 period versus three crews at 1,850 channels in the 1997 period.

     Selling, general and administrative expenses increased 36% from $1.4 million in the second quarter of 1997 to $1.9 million in the second quarter of 1998, primarily due to the addition of administrative staff to support the expanded operations and additional corporate staff and corporate office expenses. Net interest expense increased from $(124,000) in the 1997 period to $254,000 in the 1998 period due to borrowings from the Bank One Credit Facility and the Fleet Term Loan.

     Six Months Ended June 30, 1998 Compared to June 30, 1997

     Revenue increased 44% from $27.9 million in the 1997 period to $40.3 million in the 1998 period, primarily due to the Company's third onshore crew operating for the entire year-to-date period of 1998 as compared to only part of the 1997 period, the fourth onshore crew, acquired at the end of the first quarter of 1998 and operating for the entire second quarter of 1998, higher revenues derived from the increased channel capacity of the Company's crews from 1,850 channels to 2,450 channels per crew, and revenue from the front end services business acquired late in the first quarter of 1998.

     Operating costs (excluding depreciation) increased 39% from $20.8 million in the 1997 period to $28.9 million in the 1998 period, primarily due to the third onshore crew operating for the entire 1998 period, and the operations of the fourth onshore crew and the front end services business, both of which were acquired at the end of the first quarter of 1998. Operating margin percentage improved to 28.3% for the 1998 period compared to an operating margin of 25.4% for the 1997 period.

     Depreciation and amortization increased 57% from $2.8 million in the 1997 period to $4.4 million in the 1998 period. This increase resulted from operating four crews and the front end services business in 1998, including the depreciation associated with the upgrade to 2,450 channels in the 1998 period, versus three crews at 1,850 channels in the 1997 period.

     Selling, general and administrative expenses increased 71% from $2.1 million in the 1997 period to $3.6 million in the 1998 period, primarily due to the addition of administrative staff to support the expanded operations and additional corporate staff and corporate office expenses. Net interest expense increased from $-0- in the 1997 period to $175,000 in the 1998 period due to borrowings from the Bank One Credit Facility and the Fleet Term Loan.

  OFFSHORE OPERATIONS

     Quarter Ended June 30, 1998 Compared to June 30, 1997

     Revenue increased 3% from $11.6 million in the second quarter of 1997 to $11.9 million in the second quarter of 1998, primarily due to increased vessel utilization. The Company's vessel the Labrador Horizon completed its upgrade from four to six streamers in the first quarter of 1998 and was operating during the second quarter of 1998 with six streamers instead of four during the 1997 period. The vessels Discoverer and Celtic Horizon operated on a multi-client project for the entire 1998 quarter, and the Pacific Horizon was fully utilized in both the 1998 and 1997 quarters.

     Operating expenses (excluding depreciation) decreased 21% from $8.5 million in the second quarter of 1997 to $6.7 million in the second quarter of 1998 due to the increased vessel efficiency. Operating margins improved to 43.7% for the 1998 compared as compared to 26.7% for the 1997 quarter.

     Depreciation and amortization increased 35% from $1.7 million in the second quarter of 1997 to $2.3 million in the second quarter of 1998, resulting from the upgrade to six streamers to the Labrador Horizon and additional equipment purchased for the Celtic Horizon in the 1998 quarter.

     Selling, general and administrative expenses increased from $.7 million in the second quarter of 1997 to $1.0 million in the second quarter of 1998 due to increases in personnel required for the expansion of the Company's vessel fleet. Net interest expense decreased from $272,000 in the second quarter of 1997 to $41,000 in the second quarter of 1998 due to the retirement of certain debt and capital leases with the proceeds of the IPO.

     Six Months Ended June 30, 1998 Compared to June 30, 1997

     Revenue decreased 19% from $22.2 million in the 1997 period to $18.0 million in the 1998 period, primarily due to the decrease in vessel availability during the first quarter of 1998. The Company's vessel the Labrador Horizon was in drydock for the entire first quarter of 1998 completing a $22 million upgrade, the vessel Discoverer underwent a bi-annual maintenance inspection, and the vessel Abshire Tide was decommissioned and replaced by the Celtic Horizon, which required shipyard work prior to commencing service. Additionally, the Discoverer, the Abshire Tide, and later the Celtic Horizon, were working during the 1998 period acquiring multi-client data, which instead of generating current revenue, will generate revenue in the future as data is licensed to customers. During the 1997 period, the Discoverer and the Abshire Tide acquired data on a contract basis resulting in higher revenues during the period.

     Operating expenses (excluding depreciation) decreased 27% from $15.3 million in the 1997 period to $11.1 million in the 1998 period due to the decrease in vessel utilization during the first quarter of 1998. Operating margins improved to 38.3% for the 1998 period as compared to 31.1% for the 1997 period.

     Depreciation and amortization decreased 6% from $3.5 million in the 1997 period to $3.3 million in the 1998 period, resulting from the decrease in vessel utilization during the first quarter of 1998 partially offset by additional depreciation during the second quarter of 1998 from the upgrade to six streamers on the Labrador Horizon and additional equipment purchased for the Celtic Horizon.

     Selling, general and administrative expenses increased from $1.3 million in the 1997 period to $1.8 million in the 1998 period due to increases in personnel required for the expansion of the Company's vessel fleet. Net interest expense decreased from $297,000 in the 1997 period to $86,000 in the 1998 period due to the retirement of certain debt and capital leases from the proceeds of the IPO.

LIQUIDITY

     The Company had a working capital deficit of $9.0 million as of June 30, 1998. The indebtedness of the Company as of such date consisted of borrowings from the Revolving Credit Facility, the Short-Term Loan, the Fleet Capital Term Loan, and a capital lease obligation with British Linen Bank, totaling approximately $59.6 million.

     On July 20, 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 in a private placement transaction which resulted in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses (the Offering). The proceeds of the Offering were used to repay $27.5 million of borrowings outstanding on the Revolving Credit Facility and the Short-Term Loan, with the remaining proceeds to be used to complete the upgrades for the vessels Austral Horizon and Atlantic Horizon and for general corporate purposes.

     The Company has expanded its existing data acquisition capabilities by increasing the streamer towing capacity of its vessel the Labrador Horizon. The upgrades to this vessel were initiated late in the fourth quarter of 1997 and were completed at the end of the first quarter of 1998. The capital cost of these upgrades was approximately $22.0 million.

     In April 1998, the Company entered into an agreement with British Linen Bank for the financing of the Labrador Horizon upgrade and the refinancing of the existing capital lease of this vessel. As part of this financing, British Linen Bank purchased the vessel from the previous owner, funded approximately $20.0 million of the upgrades to the vessel, and entered into a capital lease of the vessel to the Company for a five-year term commencing upon completion of the upgrades, for a total commitment of approximately $31.3 million. The facility bears interest at a rate of LIBOR plus 1.375% and required the Company to post a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company has the option to acquire the vessel at the end of the term of the capital lease for a price of 0.1% of the total facility commitment.

     The Company is currently upgrading and equipping two additional offshore seismic vessels at an aggregate capital cost of approximately $98.8 million. The Company acquired the two vessels, the Austral Horizon and the Atlantic Horizon, during the fourth quarter of 1997 for purchase prices of approximately $1.6 million and $3.6 million, respectively. These acquisitions were funded with cash flows from operations. The Company expects to complete the upgrade and outfitting of the vessels during the third and fourth quarters of 1998. The costs to outfit and equip the two vessels will be approximately $34.3 million for the Austral Horizon and approximately $59.3 million for the Atlantic Horizon. As of August 1, 1998 the Company had expended $50.6 million (including acquisition costs) and had $39.4 million of capital commitments outstanding related to these projects. The Company funded these capital costs on an interim basis with borrowings from the Revolving Credit Facility and the Short-Term Loan. These borrowings were repaid on July 20, 1998 with proceeds from the Offering and the remaining upgrade costs will be paid from the remaining proceeds of the Offering.

     In September 1997, the Company ordered a fourth Opseis seismic data acquisition system at an estimated total cost of approximately $5.9 million as part of the Company's addition of a fourth crew at a total cost of $8.6 million. In April 1998, the Company entered into a term loan commitment with Fleet Capital Corporation for the financing of this Opseis system at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     The Company has an agreement with Bank One, Texas, N.A. with respect to a $20.0 million revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the revolving credit facility is limited to a borrowing base that is equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of non-graded U.S. or foreign receivables and other eligible receivables approved by the bank. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full on June 1, 1999. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1 and 1.625% if such ratio is equal to or greater than 1 to 1. As of June 30, 1998, $20.0 million was available for borrowing under the facility and $20.0 million of borrowings were outstanding. On July 20, 1998, the $20 million of borrowings outstanding was repaid with proceeds from the Offering.

     In March 1998, the Company acquired the common stock of a privately-held company providing seismic shot-hole drilling and front-end services, for a price of approximately $6.3 million consisting of approximately $4.3 million in cash and 98,360 shares of the Company's common stock and deferred compensation payable to the former owner of $500,000. The Company financed the cash portion of the acquisition with a combination of cash flows from operations and borrowings from the Company's revolving credit facility.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1998 will be funded from the proceeds of the Offering, the Bank One Revolving Credit facility, and the Company's cash flow from operations. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations and additional debt or equity financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic acquisition services, and the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

                          PART II -- OTHER INFORMATION

ITEMS 1-3 -- NOT APPLICABLE

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 28, 1998. Matters voted upon at the Annual Meeting, and the results of the votes, are as follows:

     1. The election of six directors to serve until the 1999 Annual Meeting.

                                                       NO. OF         NO. OF
NAME                                                  VOTES FOR   VOTES WITHHELD
----                                                  ---------   --------------
William L. Lurie....................................  7,400,965       14,585
Jay N. Silverman....................................  7,400,865       14,685
Gerald M. Harrison..................................  7,401,365       14,185
George Purdie.......................................  7,400,965       14,585
Paul A. Frame.......................................  7,399,965       15,585
Paul G. Somerville..................................  7,400,865       14,685

     2. To approve the Eagle Geophysical, Inc. 1997 Stock Option Plan.

 NO. OF        NO. OF            NO. OF
VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
---------   -------------   ----------------
3,347,356     1,298,431          29,933

     3. To approve the performance-based compensation payable to Mr. Jay N. Silverman, President and CEO of the Company, under the Employment Agreement between the Company and Mr. Silverman.

 NO. OF        NO. OF            NO. OF
VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
---------   -------------   ----------------
7,285,536      92,721            37,293

     4. To approve the performance-based compensation payable to Mr. Paul Frame, director of the Company, under the Bonus Agreement between the Company and Mr. Frame.

 NO. OF        NO. OF            NO. OF
VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
---------   -------------   ----------------
7,285,536      92,721            37,293

     5. To approve the appointment of Arthur Andersen LLP as independent certified public accountants for the Company for the year ended December 31, 1998.

 NO. OF        NO. OF            NO. OF
VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
---------   -------------   ----------------
7,397,017       6,100            12,433

ITEM 5 -- NOT APPLICABLE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

         10.1            -- Agreement for the Sale and Purchase of m.v. Labrador
                            Horizon dated April 1, 1998 among Royal Bank of Scotland
                            (Industrial Leasing) Limited, British Linen Shipping
                            Limited and Horizon Exploration Limited
         10.2            -- Hire Purchase Agreement for m.v. Labrador Horizon dated
                            April 1, 1998 among British Linen Shipping Limited,
                            Horizon Exploration Limited and Eagle Geophysical
                            Offshore, Inc.

         10.3            -- Corporate Guarantee dated April 1, 1998 among Eagle
                            Geophysical, Inc. ("Eagle"), Energy Research
                            International and British Linen Shipping Limited
         10.4            -- First Amendment to Loan Agreement dated October 21, 1997 among Bank One, Texas, N.A. ("Bank One"), Eagle and
                            certain subsidiaries of Eagle dated June 10, 1998)
         10.5            -- Amended and Restated Revolving Note dated June 10, 1998
         10.6            -- First Amendment to Loan Agreement dated October 21, 1997 between Bank One and Horizon Exploration Limited dated
                            June 10, 1998
         10.7            -- Credit Agreement -- $29,000,000 Unsecured Advancing Line
                            of Credit between Bank One and Eagle dated June 5, 1998
         10.8            -- Advancing Note dated June 5, 1998
         10.9            -- Form of Guarantee Agreement entered into between Bank One and each of Eagle Geophysical Onshore, Inc., Eagle
                            Geophysical Offshore, Inc., Eagle Geophysical de Mexico,
                            Inc. Eagle Geophysical GOM, Inc., Eagle Geophysical
                            Management, Inc. and Eagle Front End Services, Ltd. dated
                            June 5, 1998
         10.10           -- Master Security Agreement dated January 28, 1998 between
                            Fleet Capital Corporation ("Fleet") and Eagle Geophysical
                            Onshore, Inc. ("Eagle Onshore")
         10.11           -- Equipment Security Agreement dated February 11, 1998
                            between Fleet and Eagle Onshore
         10.12           -- Promissory Note dated April 30, 1998 payable to Fleet by
                            Eagle Onshore
         10.13           -- Guaranty dated January 28, 1998 between Fleet and Eagle
         27              -- Financial Data Schedule

  (b) Reports on Form 8-K

     There was one Current Report on Form 8-K filed during the three months ended June 30, 1998. A Current Report on Form 8-K dated June 29, 1998 was filed June 30, 1998 disclosing that the Company announced an unregistered $100,000,000 debt offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE GEOPHYSICAL, INC.


                /s/ JAY N. SILVERMAN                     President                       August 14, 1998
-----------------------------------------------------
                  Jay N. Silverman

               /s/ RICHARD W. MCNAIRY                    Chief Financial Officer         August 14, 1998
-----------------------------------------------------
                 Richard W. McNairy

                /s/ DAVID H. SAINDON                     Chief Accounting Officer        August 14, 1998
-----------------------------------------------------
                  David H. Saindon

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Agreement for the Sale and Purchase of m.v. Labrador
                            Horizon dated April 1, 1998 among Royal Bank of Scotland
                            (Industrial Leasing) Limited, British Linen Shipping
                            Limited and Horizon Exploration Limited
         10.2            -- Hire Purchase Agreement for m.v. Labrador Horizon dated
                            April 1, 1998 among British Linen Shipping Limited,
                            Horizon Exploration Limited and Eagle Geophysical
                            Offshore, Inc.
         10.3            -- Corporate Guarantee dated April 1, 1998 among Eagle
                            Geophysical, Inc. ("Eagle"), Energy Research
                            International and British Linen Shipping Limited
         10.4            -- First Amendment to Loan Agreement dated October 21, 1997 among Bank One, Texas, N.A. ("Bank One"), Eagle and
                            certain subsidiaries of Eagle dated June 10, 1998)
         10.5            -- Amended and Restated Revolving Note dated June 10, 1998
         10.6            -- First Amendment to Loan Agreement dated October 21, 1997 between Bank One and Horizon Exploration Limited dated
                            June 10, 1998
         10.7            -- Credit Agreement -- $29,000,000 Unsecured Advancing Line
                            of Credit between Bank One and Eagle dated June 5, 1998
         10.8            -- Advancing Note dated June 5, 1998
         10.9            -- Form of Guarantee Agreement entered into between Bank One and each of Eagle Geophysical Onshore, Inc., Eagle
                            Geophysical Offshore, Inc., Eagle Geophysical de Mexico,
                            Inc. Eagle Geophysical GOM, Inc., Eagle Geophysical
                            Management, Inc. and Eagle Front End Services, Ltd. dated
                            June 5, 1998
         10.10           -- Master Security Agreement dated January 28, 1998 between
                            Fleet Capital Corporation ("Fleet") and Eagle Geophysical
                            Onshore, Inc. ("Eagle Onshore")
         10.11           -- Equipment Security Agreement dated February 11, 1998
                            between Fleet and Eagle Onshore
         10.12           -- Promissory Note dated April 30, 1998 payable to Fleet by
                            Eagle Onshore
         10.13           -- Guaranty dated January 28, 1998 between Fleet and Eagle
         27              -- Financial Data Schedule