Form 10-Q
period 1998-09-30
EAGLE GEOPHYSICAL INC
filed 1998-11-13
CIK 1039971

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

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                             OR

        [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM             TO

                              COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       76-0522659
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                2603 AUGUSTA
                 SUITE 1400
               HOUSTON, TEXAS                                       77057
  (Address of Principal Executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (713) 243-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of November 13, 1998: 8,587,360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                              PAGE
                                                              ----
PART I -- Financial Information.............................    3
Item 1. Financial Statements................................    3
Consolidated Balance Sheets -- September 30, 1998
  (unaudited) and December 31, 1997.........................    3
Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997
  (unaudited)...............................................    4
Consolidated Statements of Cash Flows for the nine month
  periods ended September 30, 1998 and 1997 (unaudited).....    5
Consolidated Statement of Stockholders' Equity..............    6
Notes to Unaudited Consolidated Financial Statements........    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   17
PART II -- Other Information
Item 6......................................................   23

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
    $5,000 (unaudited) and $4,502 at September 30, 1998 and
    December 31, 1997, respectively.........................    $ 50,841        $ 19,482
  Receivables:
    Trade, billed, Net of Allowance for Doubtful Accounts of
     $475 (unaudited) at September 30, 1998 and $132 at
     December 31, 1997......................................      12,150          11,291
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       6,437           2,576
    Other...................................................       4,679             546
  Due from affiliate........................................      15,424          12,500
  Inventory.................................................       1,434           1,334
  Prepaid expenses and other assets.........................       3,430           2,788
                                                                --------        --------
         Total current assets...............................      94,395          50,517
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................     174,890          69,418
  Furniture, fixtures and other.............................       1,320             652
                                                                --------        --------
                                                                 176,210          70,070
Less: Accumulated depreciation..............................     (27,092)        (14,873)
                                                                --------        --------
         Net property and equipment.........................     149,118          55,197
MULTI-CLIENT DATA LIBRARY...................................       8,958             371
GOODWILL, NET...............................................      19,527          17,990
OTHER LONG-TERM ASSETS......................................       3,525             230
                                                                --------        --------
         TOTAL ASSETS.......................................    $275,523        $124,305
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $  1,032        $     --
  Current portion of capital lease obligations..............       5,954           2,816
  Accounts payable..........................................      23,353          15,671
  Accrued liabilities.......................................      15,594           7,849
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       9,331           6,029
                                                                --------        --------
         Total current liabilities..........................      55,264          32,365
LONG-TERM DEBT..............................................     104,505              --
CAPITAL LEASE OBLIGATIONS...................................      23,896           7,944
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................       1,548              --
                                                                --------        --------
         TOTAL LIABILITIES..................................     185,213          40,309
                                                                --------        --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
    and outstanding.........................................          --              --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 8,587,360
    (unaudited) shares at September 30, 1998 and 8,489,000
    at December 31, 1997....................................          86              85
  Additional paid-in capital................................      83,566          82,622
  Retained earnings.........................................       7,083           1,714
  Note receivable from Stockholder..........................        (425)           (425)
                                                                --------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................      90,310          83,996
                                                                --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $275,523        $124,305
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

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTH            NINE MONTH
                                                        PERIODS ENDED         PERIODS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
REVENUES(1).........................................  $33,930    $25,216    $92,146    $53,982
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...................   19,967     18,709     59,933     39,488
  Depreciation and amortization.....................    5,191      2,613     12,878      5,385
  Selling, general and administrative expenses......    2,417      1,742      7,790      3,307
  Interest expense..................................    2,975        775      3,632      1,387
  Interest income...................................     (639)      (281)    (1,034)      (859)
  Other, net........................................     (140)       152        (51)       152
                                                      -------    -------    -------    -------
                                                       29,771     23,710     83,148     48,860
                                                      -------    -------    -------    -------
Income before provision for income taxes............    4,159      1,506      8,998      5,122
Provision for income taxes..........................    1,669        593      3,629      1,919
                                                      -------    -------    -------    -------
NET INCOME..........................................  $ 2,490    $   913    $ 5,369    $ 3,203
                                                      =======    =======    =======    =======
Basic earnings per share............................  $   .29    $   .14    $   .63    $   .73
                                                      =======    =======    =======    =======
Weighted average number of common shares (basic)....    8,587      6,318      8,558      4,398
                                                      =======    =======    =======    =======
Diluted earnings per share..........................  $   .29    $   .14    $   .63    $   .71
                                                      =======    =======    =======    =======
Weighted average number of common shares
  (diluted).........................................    8,587      6,367      8,561      4,488
                                                      =======    =======    =======    =======

---------------

(1) Includes revenue from affiliates of $20,072, $52,618, $7,893, and $23,105 for the unaudited three and nine month periods ended September 30, 1998 and 1997, respectively, and operating expenses related to such affiliate revenue of $14,410, $39,371, $5,751 and $16,961 for the unaudited three and nine month periods ended September 30, 1998 and 1997, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              NINE MONTH PERIODS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $  5,369   $  3,203
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    12,878      5,385
  Gain on sale of property and equipment....................       (18)       (18)
  Deferred income tax provision.............................       720        381
  Bad debt expense..........................................       475        570
  Increase in receivables...................................    (2,739)    (4,457)
  Increase in multi client data library.....................    (8,587)        --
  Increase in other assets..................................    (8,640)    (1,918)
  Increase in accounts payable and other liabilities........    16,995      4,233
                                                              --------   --------
         Total adjustments..................................    11,084      4,176
                                                              --------   --------
         Net cash provided by operating activities..........    16,453      7,379
                                                              --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................   (75,097)   (12,259)
  Cash received on disposal of property and equipment.......       161         24
  Cash paid for Seismic Drilling & Services, Inc., net of
    cash acquired...........................................    (3,516)        --
  Cash acquired from the purchase of Energy Research
    International...........................................        --        145
                                                              --------   --------
         Net cash used in investing activities..............   (78,452)   (12,090)
                                                              --------   --------
Cash flows from financing activities:
  Issuance of Senior Notes, net of offering costs...........    96,482         --
  Borrowings under credit facility..........................    35,500         --
  Repayments under credit facility..........................   (35,500)        --
  Borrowings under term loans...............................        --      7,925
  Principal payments on term loans..........................      (327)   (34,895)
  Principal payments on capital leases......................    (2,617)    (3,893)
  Payment to affiliate......................................        --     (3,003)
  Issuance of Common Stock, net.............................        --     69,209
  Other, net................................................      (180)        --
                                                              --------   --------
         Net cash provided by financing activities..........    93,358     35,343
                                                              --------   --------
Net increase in cash and cash equivalents...................    31,359     30,632
Cash and cash equivalents at beginning of period............    19,482         --
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 50,841   $ 30,632
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $  2,082   $    738
                                                              ========   ========
  Income taxes..............................................  $  2,701   $     --
                                                              ========   ========
Noncash investing & financing activities:
  Vessel upgrade financed through a capital lease...........  $ 21,707   $     --
                                                              ========   ========
  Purchase of shot-hole drilling company for 98,360 shares
    of common stock.........................................  $  1,125   $     --
                                                              ========   ========
  Equipment purchase through term loan......................  $  5,864   $     --
                                                              ========   ========
  Contribution of Investment in Energy Research
    International by Seitel.................................  $     --   $    914
                                                              ========   ========
  Purchase of Remaining 81% Interest in Energy Research
    International for Common Stock..........................  $     --   $  8,415
                                                              ========   ========
  Dividend Declared to Seitel, Inc. ........................  $     --   $  6,651
                                                              ========   ========
  Issuance of common stock to an officer for a note.........  $     --   $    425
                                                              ========   ========
  Equipment purchased through capital leases................  $     --   $    374
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 NOTE
                                     COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                    ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                    SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                    ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1997........  8,489     $85      $82,622      $1,714       $(425)        $83,996
Unaudited:
  Acquisition of Seismic Drilling
     & Services, Inc. ............     98       1        1,124          --          --           1,125
  Net Income......................     --      --           --       5,369          --           5,369
  Other, net......................     --      --         (180)         --          --            (180)
                                    -----     ---      -------      ------       -----         -------
Balance, September 30, 1998.......  8,587     $86      $83,566      $7,083       $(425)        $90,310
                                    =====     ===      =======      ======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim consolidated financial statements of Eagle Geophysical, Inc. (the "Company") for the nine months ended September 30, 1998 and 1997 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     In September 1998, the Company entered into a letter of intent for the purchase of NRG Services, a Canadian land-based seismic company, for a purchase price of approximately $5.5 million consisting of cash, shares of the Company's common stock, and assumption of debt. The Company anticipates completing the transaction by November 30, 1998.

     In August 1998, the Company adopted a Shareholder Rights Plan pursuant to which rights to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $46 per share were distributed to the shareholders. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would allow such person or group to own 15% or more of the Company's common stock. Additionally, if a person or group becomes the beneficial owner of 15% or more of the Company's common stock, each right not owned by that person or group will entitle the rightholder to purchase, at the right's then current exercise price, common stock with a market value of twice the right's exercise price. The Company will have the option to redeem the rights at a price of $.001 per right at any time until the 10th day following a public announcement that a 15% position has been acquired. On August 4, 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right per each share of common stock. Such dividend was distributed to shareholders of record on August 31, 1998.

     In July 1998, the Company completed an offering (the "Offering") of $100 million of 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The Company used approximately $27.5 million of the proceeds to repay borrowings under a short-term loan and its revolving credit facility used for upgrades to the Austral Horizon and the Atlantic Horizon and will use the rest of the proceeds to fund the remaining upgrades of these two vessels.

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

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis seismic data acquisition system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     On March 24, 1998, the Company completed the acquisition of a shot-hole drilling company for a price of approximately $6.3 million, consisting of approximately $4.3 million in cash, 98,360 shares of the Company's common stock and deferred compensation payable to the former owner of $500,000. This company

                            EAGLE GEOPHYSICAL, INC.

                        NOTES TO UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

was a privately held provider of seismic shot-hole drilling and related front-end services for the seismic data acquisition industry.

     In March 1998, the Company replaced one of its chartered offshore seismic vessels working in the U.S. Gulf of Mexico, the Abshire Tide, with a newer, more capable vessel, the Celtic Horizon.

2. EARNINGS PER COMMON SHARE

     Basic earnings per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings Per Share". The weighted average shares of common stock outstanding for the calculation of basic earnings per share was 8,587,000, 8,558,000, 6,318,000 and 4,398,000 for the three and nine month periods ending September 30, 1998 and 1997 respectively. The weighted average shares of common stock outstanding for the calculation of diluted earnings per share was 8,587,000, 8,561,000, 6,367,000 and 4,488,000 for the three and nine month periods ending September 30, 1998 and 1997 respectively. Options to purchase 892,550 and 800,550 shares of common stock that were outstanding for the three and nine months ended September 30, 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

3. PRO FORMA RESULTS OF OPERATIONS

     On August 11, 1997, the Company completed the acquisition of the remaining 81% interest in Energy Research International ("ERI") with the issuance of 600,000 shares of common stock for a purchase price valued at approximately $8.4 million. On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel, Inc. and 180,000 shares sold by the former owners of ERI) resulting in net proceeds of $69.1 million after deducting offering related expenses (the "IPO"). The following table presents the unaudited pro-forma effects of the IPO and the application of the net proceeds thereof to retire certain debt and capital leases, and the purchase of ERI as if such transactions had occurred on January 1, 1997 (in thousands):

                                                  THREE MONTHS             NINE MONTHS
                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                               -------------------     -------------------
                                                 1998       1997         1998       1997
                                               --------   --------     --------   --------
Pro Forma Revenue............................  $33,930    $32,989      $92,146    $83,049
Pro Forma Income Before Taxes................    4,159      3,139        8,998      7,201
Pro Forma Net Income.........................    2,490      1,867        5,369      4,285
Pro Forma Weighted Average Common Shares
  Outstanding -- (Basic).....................    8,587      8,489        8,558      8,489
Pro Forma Basic Earnings Per Common Share....  $   .29    $   .22      $   .63    $   .50
                                               =======    =======      =======    =======

                            EAGLE GEOPHYSICAL, INC.

                        NOTES TO UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. LONG-TERM DEBT

     The Company had the following debt outstanding as of September 30, 1998 and December 31, 1997 (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Borrowings pursuant to a revolving credit facility with Bank
  One Texas N.A. ...........................................    $     --        $     --
Borrowings pursuant to a short term loan with Bank One Texas
  N.A. .....................................................          --              --
Fleet Capital Term Loan.....................................       5,537              --
10 3/4% Senior Notes Due 2008...............................     100,000              --
                                                                --------        --------
                                                                 105,537              --
Less amounts due within one year............................      (1,032)             --
                                                                --------        --------
Total long-term debt........................................    $104,505        $     --
                                                                ========        ========

     In July 1998, the Company completed the Offering of $100 million of 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The Company used approximately $27.5 million of the proceeds to repay borrowings under a short-term loan and its revolving credit facility used for upgrades to the Austral Horizon and the Atlantic Horizon and will use the rest of the proceeds to fund the remaining upgrades of these two vessels.

     The Company has an agreement with Bank One, Texas N.A. with respect to a $20 million revolving credit facility secured by the Company's accounts receivable. The amount the Company may borrow under the facility is limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible non-investment grade domestic and other foreign receivables. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full on June 1, 1999. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1, and 1.625% if such ratio is equal to or greater than 1 to 1. As of September 30, 1998, the Company had a borrowing base of approximately $20.0 million under this facility and no borrowings were outstanding. On July 20, 1998, $20 million of borrowings outstanding was repaid with proceeds from the Offering.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis seismic data acquisition system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 will be made under the loan with the Opseis system pledged as security for the loan.

     In June 1998, the Company entered into a $29.0 million short-term loan with Bank One, Texas, N.A. to fund a portion of the cost of the upgrades to the Austral Horizon and the Atlantic Horizon pending completion of the Offering. The maximum amount borrowed under this loan was $7.5 million, which was repaid in full on July 20, 1998. Interest accrued under this loan at the bank's base rate or LIBOR plus 2% and was payable monthly or at the end of applicable LIBOR interest periods.

5. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

                            EAGLE GEOPHYSICAL, INC.

                        NOTES TO UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately eighteen months old. Management currently believes that this receivable is collectible, although in light of the age of this receivable, the Company is maintaining a reserve for doubtful accounts of $450,000 as of September 30, 1998.

6. RELATED PARTY TRANSACTIONS

     Prior to the IPO, the Company was a wholly-owned subsidiary of Seitel, Inc. Seitel currently owns approximately 17.7% of the outstanding common stock of the Company. The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three and nine month periods ended September 30, 1998 and 1997, the Company recognized revenue of $20,072,000, $52,618,000,
$7,893,000 and $23,105,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997, such revenues from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the IPO the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based upon the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the unaudited period from January 1, 1997 to August 11, 1997, the Company recorded general and administrative costs allocated from Seitel of $1,018,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances as the Company had available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the unaudited period from January 1, 1997 to August 11, 1997, the Company recorded net interest income of $404,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     Prior to the IPO, the Company leased certain marine seismic equipment to Horizon Exploration Limited, a marine seismic company wholly-owned by Energy Research International, under a five-year operating rental agreement expiring June 30, 2001. In connection with the IPO, the Company acquired all of the outstanding stock of ERI. For the unaudited three and nine month periods ended September 30, 1997, the Company recognized revenue of $182,000 and $1,088,000 related to this lease. Subsequent to the IPO, such rental income and expense was eliminated in the Company's consolidated results of operations.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income which includes net income plus all other non owner changes in equity during the period. The Company adopted this statement during the quarter ended March 31, 1998. However, the Company had no items of comprehensive income during the three and nine months ended September 30, 1998 and 1997 and therefore, comprehensive income is equal to net income for each period.

                            EAGLE GEOPHYSICAL, INC.

                        NOTES TO UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations, as the Company does not currently engage in any hedging activities.

8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 20, 1998, the Company completed the offering of its $100 million 10 3/4% Senior Notes due 2008 to repay approximately $27.5 million borrowed under the Short-Term Loan and the Revolving Credit Facility to pay for upgrades to the Austral Horizon and Atlantic Horizon and to fund the remaining upgrades of these two vessels. In connection with the Offering, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") agreed to guarantee the Company's obligations under the Senior Notes. Certain other subsidiaries (the "Non-Guarantor Subsidiaries") are not required to guarantee the Senior Notes.

     The following tables present the condensed consolidating balance sheets of Eagle Geophysical, Inc. as a parent company, its Guarantor Subsidiaries and its Non-Guarantor Subsidiaries as of September 30, 1998 (unaudited), and December 31, 1997 and the related condensed consolidating statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 (unaudited).

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
Current assets:
  Cash and cash
    equivalents.............        $  28,351            $ 11,968       $ 12,237          $ (1,715)              $ 50,841
  Receivables, net..........               --              29,879          8,810                --                 38,689
  Inventory.................               --                  --          1,434                --                  1,434
  Prepaid expenses and other
    assets..................            2,607               1,348          2,083            (2,607)                 3,431
                                    ---------            --------       --------          --------               --------
         Total Current
           Assets...........           30,958              43,195         24,564            (4,322)                94,395
  Property and equipment,
    net.....................               --              76,414         72,704                --                149,118
  Goodwill, net.............               --               2,402         17,125                --                 19,527
  Other assets, net.........            3,526               6,985          1,972                --                 12,483
  Intercompany investments
    and advances............           16,795                  --             --           (16,795)                    --
                                    ---------            --------       --------          --------               --------
         Total Assets.......        $  51,279            $128,996       $116,365          $(21,117)              $275,523
                                    =========            ========       ========          ========               ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and
  capital lease
  obligations...............        $      --            $  1,032       $  5,954          $     --               $  6,986
Accounts payable............               --              10,000         15,068            (1,715)                23,353
Intercompany payables,
  net.......................         (130,382)             87,228         57,485           (14,331)                    --
Accrued liabilities.........            3,125               3,338         11,741            (2,610)                15,594
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts.....               --               9,331             --                --                  9,331
                                    ---------            --------       --------          --------               --------
         Total Current
           Liabilities......         (127,257)            110,929         90,248           (18,656)                55,264
Long-term debt..............          100,000               4,505             --                --                104,505
Capital leases
  obligations...............               --                  --     23,896....                --                 23,896
Deferred income taxes and
  other obligations.........               --               1,548             --                --                  1,548
                                    ---------            --------       --------          --------               --------
         Total
           Liabilities......          (27,257)            116,982        114,144           (18,656)               185,213
                                    ---------            --------       --------          --------               --------
Stockholders' Equity........           78,536              12,014          2,221            (2,461)                90,310
                                    ---------            --------       --------          --------               --------
         Total Liabilities
           and Stockholders'
           Equity...........        $  51,279            $128,996       $116,365          $(21,117)              $275,523
                                    =========            ========       ========          ========               ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
Current assets:
  Cash and cash
    equivalents............         $   8,450            $ 1,871         $ 9,161          $     --               $ 19,482
  Receivables, net.........                89             25,339           1,485                --                 26,913
  Inventory................                --                  7           1,327                --                  1,334
  Prepaid expenses and
    other
    assets.................             2,357                515           1,866            (1,950)                 2,788
                                    ---------            -------         -------          --------               --------
         Total Current
           Assets..........            10,896             27,732          13,839            (1,950)                50,517
  Property and equipment,
    net....................                54             22,338          32,805                --                 55,197
  Goodwill, net............                --                 --          17,990                --                 17,990
  Other assets, net........               104                393           1,972            (1,868)                   601
  Intercompany investments
    and advances...........            11,789                 --              --           (11,789)                    --
                                    ---------            -------         -------          --------               --------
         Total Assets......         $  22,843            $50,463         $66,606          $(15,607)              $124,305
                                    =========            =======         =======          ========               ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and
  capital lease
  obligations..............         $      --            $    --         $ 2,816          $     --               $  2,816
Accounts payable...........               934              8,198           6,539                --                 15,671
Intercompany payables,
  net......................           (58,340)            25,681          41,987            (9,328)                    --
Accrued liabilities........               278              3,095           6,426            (1,950)                 7,849
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts....                --              5,842             187                --                  6,029
                                    ---------            -------         -------          --------               --------
         Total Current
           Liabilities.....           (57,128)            42,816          57,955           (11,278)                32,365
Capital leases
  obligations..............                --                 --           7,944                --                  7,944
Deferred income taxes and
  other obligations........                --              1,868              --            (1,868)                    --
                                    ---------            -------         -------          --------               --------
         Total
           Liabilities.....           (57,128)            44,684          65,899           (13,146)                40,309
                                    ---------            -------         -------          --------               --------
Stockholders' Equity.......            79,971              5,779             707            (2,461)                83,996
                                    ---------            -------         -------          --------               --------
         Total Liabilities
           and
           Stockholders'
           Equity..........         $  22,843            $50,463         $66,606          $(15,607)              $124,305
                                    =========            =======         =======          ========               ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
1998
REVENUES...................          $    --             $68,343         $25,149           $(1,346)               $92,146
EXPENSES
  Operations Expenses
     (exclusive of
     Depreciation and
     amortization shown
     below)................               --              47,769          13,510            (1,346)                59,933
  Depreciation and
     amortization..........               13               6,852           6,013                --                 12,878
  Selling, general and
     administrative
     expenses..............            1,759               3,517           2,514                --                  7,790
  Interest and other
     expense, net..........            2,036                   8             503                --                  2,547
                                     -------             -------         -------           -------                -------
                                       3,808              58,146          22,540            (1,346)                83,148
                                     -------             -------         -------           -------                -------
  Income (loss) before
     provision for income
     taxes.................           (3,808)             10,197           2,609                --                  8,998
  Provision for income
     taxes.................           (1,428)              3,962           1,095                --                  3,629
                                     -------             -------         -------           -------                -------
NET INCOME (LOSS)..........          $(2,380)            $ 6,235         $ 1,514           $    --                $ 5,369
                                     =======             =======         =======           =======                =======
1997
REVENUES...................          $    --             $50,331         $ 3,917           $  (266)               $53,982
EXPENSES
  Operations Expenses
     (exclusive of
     Depreciation and
     amortization shown
     below)................               --              36,323           3,431              (266)                39,488
  Depreciation and
     amortization..........                2               4,848             535                --                  5,385
  Selling, general and
     administrative
     expenses..............              718               2,458             131                --                  3,307
  Interest and other
     expense, net..........             (178)                671             187                --                    680
                                     -------             -------         -------           -------                -------
                                         542              44,300           4,284              (266)                48,860
                                     -------             -------         -------           -------                -------
Income (loss) before
  provision for income
  taxes....................             (542)              6,031            (367)               --                  5,122
Provision for income
  taxes....................             (203)              2,180             (58)               --                  1,919
                                     -------             -------         -------           -------                -------
NET INCOME (LOSS)..........          $  (339)            $ 3,851         $  (309)          $    --                $ 3,203
                                     =======             =======         =======           =======                =======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)..........         $  (2,380)           $  6,235       $  1,514           $    --               $  5,369
Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities.....            (2,875)              2,716         12,958            (1,715)                11,084
                                    ---------            --------       --------           -------               --------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES...............            (5,255)              8,951         14,472            (1,715)                16,453
                                    ---------            --------       --------           -------               --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase and upgrades of
  property and equipment...                --             (50,838)       (24,259)               --                (75,097)
Cash received on disposal
  of property and
  equipment................                --                 161             --                --                    161
Cash paid for shot-hole
  drilling company, net of
  cash acquired............                --              (3,516)            --                --                 (3,516)
                                    ---------            --------       --------           -------               --------
NET CASH USED IN INVESTING
  ACTIVITIES...............                --             (54,193)       (24,259)               --                (78,452)
                                    ---------            --------       --------           -------               --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of Senior Notes...            96,482                  --             --                --                 96,482
Borrowings under credit
  facility.................            35,500                  --             --                --                 35,500
Repayments under credit
  facility.................           (35,500)                 --             --                --                (35,500)
Borrowings under term
  loans....................                --                  --             --                --                     --
Principal payments on term
  loans....................                --                (327)            --                --                   (327)
Principal payments on
  capital leases...........                --                  --         (2,617)               --                 (2,617)
Proceeds (payments) on
  intercompany advances....           (71,146)             55,666         15,480                --                     --
Other, net.................              (180)                 --             --                --                   (180)
                                    ---------            --------       --------           -------               --------
NET CASH PROVIDED BY (USED
  IN) FINANCING
  ACTIVITIES...............            25,156              55,339         12,863                --                 93,358
                                    ---------            --------       --------           -------               --------
Net decrease in cash and
  cash equivalents.........            19,901              10,097          3,076            (1,715)                31,359
Cash and cash equivalents,
  beginning of period......             8,450               1,871          9,161                --                 19,482
                                    ---------            --------       --------           -------               --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD............         $  28,351            $ 11,968       $ 12,237           $(1,715)              $ 50,841
                                    =========            ========       ========           =======               ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)..........         $   (339)            $  3,851       $   (309)          $    --               $  3,203
Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities.....             (501)               7,927            402            (3,652)                 4,176
                                    --------             --------       --------           -------               --------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES...............             (840)              11,778             93            (3,652)                 7,379
                                    --------             --------       --------           -------               --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase and upgrades of
  property and equipment...              (29)             (10,527)        (1,703)               --                (12,259)
Cash received on disposal
  of property and
  equipment................               --                   24             --                --                     24
Cash acquired from the
  purchase of Energy
  Research International...               --                   --            145                --                    145
                                    --------             --------       --------           -------               --------
NET CASH USED IN INVESTING
  ACTIVITIES...............              (29)             (10,503)        (1,558)               --                (12,090)
                                    --------             --------       --------           -------               --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of Common Stock,
  net......................           69,209                   --             --                --                 69,209
Borrowings under term
  loans....................               --                7,925             --                --                  7,925
Principal payments on term
  loans....................               --              (23,286)       (11,609)               --                (34,895)
Principal payments on
  capital
  leases...................               --               (2,920)          (973)               --                 (3,893)
Proceeds (payments) on
  intercompany advances....          (47,637)              27,169         20,468                --                     --
Payment to affiliate.......               --               (3,003)            --                --                 (3,003)
                                    --------             --------       --------           -------               --------
NET CASH PROVIDED BY (USED
  IN) FINANCING
  ACTIVITIES...............           21,572                5,885          7,886                --                 35,343
                                    --------             --------       --------           -------               --------
Net decrease in cash and
  cash equivalents.........           20,703                7,160          6,421            (3,652)                30,632
Cash and cash equivalents,
  beginning of period......               --                   --             --                --                     --
                                    --------             --------       --------           -------               --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD............         $ 20,703             $  7,160       $  6,421           $(3,652)              $ 30,632
                                    ========             ========       ========           =======               ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services and, commencing in March 1998, the sale of seismic shot-hole drilling and front end services. The Company focuses its onshore operations and front end services in logistically difficult wetland environments along the U.S. Gulf Coast, and focuses its offshore operations through Energy Research International (ERI) in congested areas in the North Sea and the U.S. Gulf of Mexico. Onshore operations including front end services accounted for approximately 62% and 67% of the Company's consolidated revenues for the three and nine months ended September 30, 1998, respectively, with offshore operations accounting for the remaining 38% and 33% of consolidated revenues for the three and nine months ended September 30, 1998, respectively.

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

     In a multi-client survey, the Company retains an interest in the acquired data. Conducting multi-client surveys normally has little effect on operating margins in the short term because the Company capitalizes most of the costs relating to the acquisition of the multi-client data that are not offset by pre-funding. However, since revenues from multi-client projects only include pre-funding amounts during the acquisition of the data, and these pre-funding amounts are normally less than revenues for proprietary data acquisition projects, total revenues and net income tend to be less during multi-client acquisition projects than during proprietary acquisition projects. If the Company is able to make sales of the multi-client data after full amortization of the acquisition cost of the data (up to four years), the additional sales will result in revenues with little or no cost, increasing net income. Conversely, if the sales of the multi-client data are less than originally projected by management, the asset value of the data will be adjusted to equal the estimated net realizable value of the data (total estimated future sales less selling expenses), resulting in decreased net income.

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

     The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time, but have historically included Seitel and its subsidiaries. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key clients and may accordingly impact the Company's overall credit risk. As of September 30, 1998, the Company had one receivable from a customer of approximately $2.4 million that is approximately eighteen months old. In light of the age of this receivable, the Company is maintaining a reserve for doubtful accounts of $450,000 as of September 30, 1998. Historical credit losses incurred on receivables by the Company have been immaterial.

  RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which includes front end services, and the Company's offshore operations. The discussions for the three and nine months ended September 30, 1997 are presented based on the unaudited proforma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the Company's IPO in August 1997. The revenues of the Company for the three and nine months ended September 30, 1997 include intercompany profits from work performed for Seitel, the Company's parent corporation prior to the IPO, and its subsidiaries.

  ONSHORE OPERATIONS

     Quarter Ended September 30, 1998 Compared to September 30, 1997

     Revenues increased 23% from $17.1 million in the third quarter of 1997 to $21.1 million in the third quarter of 1998, primarily due to the Company's fourth onshore crew, acquired at the end of the first quarter of 1998, higher revenues derived from the increased channel capacity of the Company's crews from 1,850 channels to 2,450 channels per crew, and revenue from the front end services business acquired late in the first quarter of 1998.

     Operating costs (excluding depreciation) decreased 1% from $12.9 million in the third quarter of 1997 to $12.8 million in the third quarter of 1998, primarily due to increased crew efficiency. Operating margin percentage improved to 39.5% for the third quarter of 1998 compared to an operating margin of 24.6% for the 1997 third quarter.

     Depreciation and amortization increased 56% from $1.6 million in the third quarter of 1997 to $2.5 million in the third quarter of 1998. This increase resulted from operating four crews and the front end services business in the 1998 period, including the depreciation associated with the upgrade to 2,450 channels, in the 1998 period versus three crews at 1,850 channels in the 1997 period.

     Selling, general and administrative expenses decreased 6% from $1.6 million in the third quarter of 1997 to $1.5 million in the third quarter of 1998, primarily due to cost saving measures implemented by the Company during the 1998 period.

     Net interest expense increased from $.4 million in the 1997 period to $2.3 million in the 1998 period due to increased borrowings.

     Nine Months Ended September 30, 1998 Compared to September 30, 1997

     Revenue increased 36% from $45.0 million in the 1997 period to $61.3 million in the 1998 period, primarily due to the Company's third onshore crew operating for the entire year-to-date period of 1998 as compared to only part of the 1997 period, the fourth onshore crew, acquired at the end of the first quarter of 1998 and operating for the second and third quarters of 1998, higher revenues derived from the increased channel capacity of the Company's crews from 1,850 channels to 2,450 channels per crew, and revenue from the front end services business acquired late in the first quarter of 1998.

     Operating costs (excluding depreciation) increased 24% from $33.6 million in the 1997 period to $41.7 million in the 1998 period, primarily due to the third onshore crew operating for the entire 1998 period, and the operations of the fourth onshore crew and the front end services business, both of which were acquired at the end of the first quarter of 1998. Operating margin percentage improved to 30.2% for the 1998 period compared to an operating margin of 25.3% for the 1997 period.

     Depreciation and amortization increased 61% from $4.3 million in the 1997 period to $6.9 million in the 1998 period. This increase resulted from operating four crews and the front end services business in 1998, including the depreciation associated with the upgrade to 2,450 channels in the 1998 period, versus three crews at 1,850 channels in the 1997 period.

     Selling, general and administrative expenses increased 35% from $3.7 million in the 1997 period to $5.0 million in the 1998 period, primarily due to the addition of administrative staff to support the expanded operations and additional corporate staff and corporate office expenses.

     Net interest expense increased from $.7 million in the 1997 period to $2.6 million in the 1998 period due to increased borrowings.

  OFFSHORE OPERATIONS

     Quarter Ended September 30, 1998 Compared to September 30, 1997

     Revenue decreased 19% from $15.9 million in the third quarter of 1997 to $12.8 million in the third quarter of 1998, primarily due to vessel utilization. The Company's vessel the Labrador Horizon spent a portion of the quarter in transit to the Gulf of Mexico. The vessels Discoverer and Celtic Horizon operated on a multi-client project for a portion of the 1998 quarter and were also adversely affected due to mobilization to another project in the Gulf of Mexico as well as difficult weather conditions. All four vessels were fully utilized in the 1997 period on contract work thus contributing to higher revenues in the 1997 period.

     Operating expenses (excluding depreciation) decreased 32% from $10.8 million in the third quarter of 1997 to $7.3 million in the third quarter of 1998 due to the mix of projects performed during the 1998 quarter. The Discoverer and Celtic Horizon were working on a multi-client project for a portion of the quarter resulting in capitalized multi-client inventory costs. The 1997 quarter consisted entirely of contract work. Operating margins improved to 43.0% for the 1998 quarter as compared to 32.1% for the 1997 quarter.

     Depreciation and amortization increased 45% from $1.9 million in the third quarter of 1997 to $2.7 million in the third quarter of 1998, resulting from the upgrade to six streamers for the Labrador Horizon and additional equipment purchased for the Celtic Horizon in the 1998 quarter.

     Selling, general and administrative expenses increased from $.7 million in the third quarter of 1997 to $.9 million in the third quarter of 1998 due to increases in personnel required for the expansion of the Company's vessel fleet.

     Nine Months Ended September 30, 1998 Compared to September 30, 1997

     Revenue decreased 19% from $38.1 million in the 1997 period to $30.8 million in the 1998 period, primarily due to the decrease in vessel availability during the first quarter of 1998 and to the mix of multi-client versus contract work performed in the periods.

     The Company's vessel the Labrador Horizon was in drydock for the entire first quarter of 1998 completing a $22 million upgrade, the vessel Discoverer underwent a bi-annual maintenance inspection, and the vessel Abshire Tide was decommissioned and replaced by the Celtic Horizon, which required shipyard work prior to commencing service. Additionally, the Discoverer, the Abshire Tide, and later the Celtic Horizon, were working during the 1998 period acquiring multi-client data, which rather than generating current revenue, will generate revenue in the future as data is licensed to customers. During the 1997 period, the Discoverer and the Abshire Tide acquired data on a contract basis resulting in higher revenues during the period.

     Operating expenses (excluding depreciation) decreased 34% from $26.1 million in the 1997 period to $18.4 million in the 1998 period due to the decrease in vessel utilization during the first quarter of 1998. Operating margins improved to 40.3% for the 1998 period as compared to 31.5% for the 1997 period.

     Depreciation and amortization increased 11% from $5.4 million in the 1997 period to $6.0 million in the 1998 period, resulting from the additional depreciation commencing in the second quarter of 1998 from the upgrade to six streamers on the Labrador Horizon and additional equipment purchased for the Celtic Horizon.

     Selling, general and administrative expenses increased 35% from $2.0 million in the 1997 period to $2.7 million in the 1998 period due to increases in personnel required for the expansion of the Company's vessel fleet.

  LIQUIDITY

     The Company had net working capital of $39.1 million as of September 30, 1998. The indebtedness of the Company as of such date consisted of the $100 million of 10 3/4% Senior Notes due 2008, borrowings under the Fleet Capital Term Loan, and a capital lease obligation with British Linen Bank, totaling approximately $135.4 million.

     In September 1998, the Company entered into a letter of intent for the purchase of NRG Services, a Canadian land-based seismic company, for a purchase price of approximately $5.5 million consisting of cash, shares of the Company's common stock, and assumption of debt. The Company anticipates funding the cash portion of the purchase price, which will be approximately $1.5 million, with cash flows from operations.

     On July 20, 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 in a private placement transaction which resulted in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The proceeds of this offering were used to repay $27.5 million of borrowings outstanding on its revolving credit facility and a short-term loan, with the remaining proceeds to be used to complete the upgrades for the vessels Austral Horizon and Atlantic Horizon.

     The Company has completed the upgrade of its offshore vessel Austral Horizon and is currently upgrading and equipping its vessel the Atlantic Horizon at an aggregate capital cost of approximately $107.2 million. The Company completed the upgrade of the Austral Horizon early in the fourth quarter of 1998 at a cost of approximately $39.5 million (including acquisition costs) of which approximately $30.1 million has been spent to date. The Company expects to complete the upgrade and outfitting of the Atlantic Horizon in the first quarter of 1999 for an estimated cost of $67.7 million (including acquisition costs). As of November 1, 1998 the Company had expended approximately $38.0 million (including acquisition costs) with approximately $29.7 million remaining to be spent. The total estimated costs for the two vessels of $107.2 million has exceeded the Company's original estimate of $98.8 million due to approximately $5.4 million of shipyard cost overruns and approximately $3.0 million of additional seismic equipment. The Company funded these capital costs on an interim basis with borrowings from its revolving credit facility and a short-term loan. These borrowings were repaid on July 20, 1998 with proceeds from the Offering. The remaining upgrade costs, including the cost overruns and additional seismic equipment, will be paid from the remaining proceeds of the Senior Notes, cash flows from operations, and short-term installment debt from its vendors.

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

     In April 1998, the Company entered into a term loan commitment with Fleet Capital Corporation for the financing of an Opseis seismic data acquisition system at a fixed rate of 7.36%. Monthly payments of approximately $117,000 are payable under the loan, with the Opseis system pledged as security for the loan.

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

     The Company has an agreement with Bank One, Texas, N.A. for a $20.0 million revolving credit facility secured by the Company's accounts receivable (the "Revolving Credit Facility"). The amount the Company may borrow under the revolving credit facility is limited to a borrowing base that is equal to 90% of eligible U.S. and U.K. investment grade accounts receivable, 100% of receivables secured by acceptable letters of credit and 80% of non-graded U.S. or foreign receivables and other eligible receivables approved by the bank. Interest only is payable monthly or at the end of LIBOR interest periods, and the credit facility is payable in full on June 1, 1999. Mandatory prepayments are required if borrowings exceed the borrowing base. Interest accrues under the credit facility at the bank's base rate or at LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio is less than 1 to 1 and 1.625% if such ratio is equal to or greater than 1 to 1. As of September 30, 1998, $20.0 million was available for borrowing under the facility.

     The Company will be required to fund the portion of the acquisition costs for multi-client data that is not covered by pre-acquisition licensing commitments. These funding requirements will vary depending on the cost of the data acquisition project, the amount of pre-acquisition licensing commitments, and the amount of any costs funded by any third parties who participate in the projects. The Company will evaluate each multi-client project in light of the capital commitments of the project and the Company's other capital commitments as compared to the Company's liquidity and capital resources.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1998 will be funded from the proceeds of its Senior Notes, the Revolving Credit facility, and the Company's cash flow from operations. The Company anticipates that its cash flow from operations will be sufficient to fund its operating requirements for the foreseeable future, and that any additional capital expenditures will be funded from the Company's cash flow from operations and additional debt or equity financing. If the Company is not able to obtain additional financing, it will be unable to make such capital expenditures and the Company's financial position and results of operations may be materially and adversely affected as a result.

  YEAR 2000

     The Company is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000 ("Y2K"). The Company is also currently identifying other equipment which contains embedded electronics that may render the equipment inoperable in the year 2000 and is evaluating the plans of its material suppliers and vendors to become Y2K compliant. The Company anticipates it will have hardware and software critical to its operation Y2K compliant before the end of 1999. The Company is currently evaluating the time table upon which all other hardware, software, and equipment can be made Y2K compliant and will target a date when the evaluation is complete.

     Although it is not possible to accurately estimate the costs of this information analysis, at this time the Company expects that such costs will not be material to the Company's financial position or the results of operations. There can be no assurance, however, that the Company, its suppliers and vendors, or their respective software vendors will complete all modifications to all material information technology systems in a timely manner, or as to the costs associated with the Company becoming Y2K compliant, or the costs of the failure of any of the Company's vendors failing to become Y2K compliant.

     The Company's risks due to failure of computer hardware and software not being Y2K compliant include the risk that the Company's seismic recording systems will not operate properly or as efficiently, thus causing an unexpected decline in revenue. The Company also risks not being able to record and process transactions properly in its accounting system. Such risks could lead to a material business interruption and could have a material adverse impact on the Company's results of operations, although the amount can not be estimated. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 problem, and if necessary, implement an appropriate contingency plan.

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

                                    PART II

                               OTHER INFORMATION

ITEMS 1-5 -- NOT APPLICABLE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.1           -- Indenture dated as of July 20, 1998 between Eagle
                            Geophysical, Inc., as Issuer, and Chase Bank of Texas,
                            National Association, as Trustee, with respect to Series
                            A and Series B of each of $100,000,000 10 3/4% Senior
                            Notes due 2008 (incorporated by reference to Exhibit 4.1
                            of the Registration Statement on Form S-4 (Reg. No.
                            333-63747) of Eagle Geophysical, Inc.)
           4.2           -- Registration Rights Agreement dated as of July 20, 1998 among Eagle Geophysical, Inc. and Prudential Securities,
                            Inc. and Banc One Capital Markets, Inc. (incorporated by
                            reference to Exhibit 4.2 of the Registration Statement on
                            Form S-4 (Reg. No. 333-63747) of Eagle Geophysical, Inc.)
          10.1           -- Purchase Agreement dated July 15, 1998 among Prudential
                            Securities Incorporated and Banc One Capital Markets,
                            Inc. (incorporated by reference Exhibit 10.1 of the
                            Registration Statement on Form S-4 (Reg. No. 333-63747)
                            of Eagle Geophysical, Inc.)
          27             -- Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 25, 1998 announcing the adoption by the Company of a rights plan. The report was dated August 24, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EAGLE GEOPHYSICAL, INC.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ JAY N. SILVERMAN                   President                     November 13, 1998
-----------------------------------------------------
                  Jay N. Silverman

               /s/ RICHARD W. MCNAIRY                  Chief Financial Officer       November 13, 1998
-----------------------------------------------------
                 Richard W. McNairy

                /s/ DAVID H. SAINDON                   Chief Accounting Officer      November 13, 1998
-----------------------------------------------------
                  David H. Saindon

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.1           -- Indenture dated as of July 20, 1998 between Eagle
                            Geophysical, Inc., as Issuer, and Chase Bank of Texas,
                            National Association, as Trustee, with respect to Series
                            A and Series B of each of $100,000,000 10 3/4% Senior
                            Notes due 2008 (incorporated by reference to Exhibit 4.1
                            of the Registration Statement on Form S-4 (Reg. No.
                            333-63747) of Eagle Geophysical, Inc.)
           4.2           -- Registration Rights Agreement dated as of July 20, 1998 among Eagle Geophysical, Inc. and Prudential Securities,
                            Inc. and Banc One Capital Markets, Inc. (incorporated by
                            reference to Exhibit 4.2 of the Registration Statement on
                            Form S-4 (Reg. No. 333-63747) of Eagle Geophysical, Inc.)
          10.1           -- Purchase Agreement dated July 15, 1998 among Prudential
                            Securities Incorporated and Banc One Capital Markets,
                            Inc. (incorporated by reference Exhibit 10.1 of the
                            Registration Statement on Form S-4 (Reg. No. 333-63747)
                            of Eagle Geophysical, Inc.)
          27             -- Financial Data Schedule