Form 10-K405
period 1998-12-31
EAGLE GEOPHYSICAL INC
filed 1999-04-01
CIK 1039971

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER: 0-22863
                             ---------------------

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

       Registrant's telephone number, including area code: (713) 243-6100
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999 was approximately $29,111,277. For these purposes, the term "affiliate" is defined to mean officers and directors of the registrant. On such date, the closing price of the Common Stock as quoted by the Nasdaq/NM was $3 5/16 and there were a total of 8,788,310 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                          DOCUMENT                            PART
                          --------                            ----
Definitive Proxy Statement for 1998 Annual Stockholders
  Meeting...................................................  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAGLE GEOPHYSICAL, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    11

                                   PART II

Item 5.   Market for the Common Stock and Related Stockholder
          Matters.....................................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    21
Item 8.   Financial Statements and Supplementary Data.................    21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    21

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    21
Item 11.  Executive Compensation......................................    21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    22
Item 13.  Certain Relationships and Related Transactions..............    22

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    22

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Eagle Geophysical, Inc. ("Eagle" or the "Company") is an international oilfield service company engaged in the acquisition of seismic information, with a specialization in the acquisition of high definition three-dimensional ("3D") seismic data in logistically difficult wetland environments and in congested offshore areas. Seismic data is used by oil and gas companies in the exploration for new oil and gas reserves and the development of existing reserves.

BACKGROUND

     The Company was formed in December 1996 from the onshore seismic data acquisition business of Seitel Geophysical Inc., a wholly-owned subsidiary of Seitel, Inc. ("Seitel"). In May 1997, the Company acquired a 19% ownership interest in Energy Research International ("ERI") through the contribution of stock from Seitel. ERI is a provider of offshore seismic data acquisition services through its subsidiary Horizon Exploration Ltd. The Company remained a wholly-owned subsidiary of Seitel until August 11, 1997 when the Company completed an initial public offering of 6,524,000 shares of common stock at $17 per share (including 1,880,000 shares sold by Seitel and 180,000 shares sold by the former owners of ERI) resulting in net proceeds to the Company of $69.1 million after deducting offering related expenses, (the "IPO"). Also on August 11, 1997, the Company completed the acquisition of the remaining 81% of ERI in exchange for 600,000 shares of common stock (the "ERI Acquisition").

RECENT DEVELOPMENTS

     On March 26, 1999, the Company executed an agreement with Norwest Business Credit, Inc. for a $20.0 million revolving credit facility secured by the Company's accounts receivable, inventory, and certain equipment ("the Norwest Credit Facility"). The amount the Company may borrow is limited to a borrowing base that is equal to 85% of eligible U.S. accounts receivable. Interest accrues under the facility at the bank's base rate plus .375% or at LIBOR plus .275%. Interest only is payable monthly or at the end of applicable LIBOR interest periods. If all borrowings under the facility are not repaid annually, then an additional fee of .5% of the average borrowings outstanding is payable. On March 26, 1999, the Company borrowed $14.0 million from Norwest and repaid $14.0 million of borrowings under a revolving credit facility with Bank One Texas, N.A. and terminated the agreement related to the Bank One credit facility. The Company had $6.0 million of borrowing availability remaining under the Norwest Credit Facility, as of March 26, 1999. The Norwest Credit facility matures on March 26, 2002.

     In February 1999, the Company completed the upgrade of its owned seismic vessel, the Atlantic Horizon at a total capital cost of approximately $72.9 million. The vessel is equipped to tow up to ten seismic recording streamers. It is currently outfitted with six streamers. The vessel is currently scheduled to begin a number of short projects in April 1999 in the North Sea. In connection with the vessel's completion, the Company has obtained a non-binding commitment from a financial institution for the financing of the Atlantic Horizon's seismic recording system and streamers. The financing will be an equipment capital lease of approximately $10.0 million payable over a term of seven years at an interest rate of approximately 8.5%. The lease will be secured by the recording system, streamers, and the vessel Atlantic Horizon.

     In November 1998, the Company completed the acquisition of substantially all of the assets of NRG Services, Inc., a land-based seismic company operating in Canada, for approximately $4.5 million, (the "NRG Acquisition").

     In October 1998, the Company completed the upgrade of its offshore seismic data acquisition vessel, the Austral Horizon, at a total capital cost of approximately $39.9 million. The vessel is currently contracted for work in the Gulf of Mexico for approximately eight months.

OPERATIONS

     The Company derives its revenues primarily through seismic data acquisition services to customers in one industry segment, the oil and gas industry. The Company's seismic data acquisition services are performed through its two operations -- the onshore operation and the offshore operation.

     Onshore Seismic Operations. The Company currently operates six onshore acquisition crews worldwide. Four crews operate in the United States and each utilizes a 2,450 channel 24-bit Opseis 3D seismic data acquisition system. Two crews operate in Canada, each using a 24-bit ARAM 3D cable based seismic data acquisition system. The Opseis systems use radio signals to transmit seismic data from the field recording boxes to the central recording system and are therefore more efficient in swamps and marshes and in areas with numerous man-made obstacles than systems that use cables to transmit data. The primary components of the Company's data acquisition systems are waterproof and are designed to be used in a wet environment. The ARAM systems utilize cable telemetry to capture the seismic data.

     Additionally, with the completion of the acquisition of a shot-hole drilling company in March 1998, the Company has obtained an internal source of shot-hole drilling services for its onshore seismic operations as well as for outside customers.

     Prior to acquiring onshore seismic data in the field, the specifications of a survey must be designed to optimize the imaging of the targeted geologic strata, permits must be obtained from the mineral owners of the survey area and permits to enter onto the land must be obtained from surface owners and lessees whose property will be traversed in the acquisition operations. The specifications of the seismic surveys are generally designed by the Company's customers with varying degrees of input from the Company. A typical 3D survey conducted by the Company in the U.S. Gulf Coast region will require permits from hundreds or even thousands of mineral and landowners. Although some customers obtain these permits themselves, many contract with the Company, as part of the acquisition project, to obtain these permits. The Company has developed proprietary computer software to track which permits have been obtained and the conditions imposed by the various permits. Once permitted, surveys frequently require modification to take into account surface obstructions, such as water wells and oil and natural gas wells, highways, towns and areas where permits cannot be obtained. The Company combines its experience in conducting onshore surveys in areas with many obstructions with its knowledge of the capabilities of its radio telemetry systems to modify surveys after permitting to optimize the quality of the data obtained within the physical limitations imposed.

     Offshore Seismic Operations. The Company acquires offshore seismic data using seismic crews employed by the Company and operating both owned and leased vessels that have been modified and outfitted with a full complement of data acquisition, recording, navigation and communications equipment owned or leased by the Company. The Company currently operates six seismic vessels, two of which operate in tandem as a single seismic crew. Company crews direct the positioning of the vessels using sophisticated navigation equipment, deploy and retrieve seismic streamers and energy sources and operate all of the systems relating to seismic activities. Company crews are not responsible for the vessels or for vessel crews, who are employees of the vessel owner or a contract operator. Each vessel has an equipment complement consisting of recording instrumentation, digital recording streamers, location systems, multiple navigation systems, and, except for the recording vessel Celtic Horizon, a seismic energy source and control system. The Company generally operates its offshore seismic data vessels on a 24-hours-a-day, seven-days-a-week basis. Each of the Company's vessels is taken out of service for approximately two to four weeks each year, generally at different off-season times of the year, for routine maintenance and service.

     The following table sets forth certain information as of March 15, 1999 concerning the seismic vessels operated by the Company. As of such date, all of these vessels were operating or mobilizing to committed projects, except for the Atlantic Horizon, which was undergoing sea trials after its recent commissioning and is expected to mobilize to a committed project in the second quarter.

                          LAST       TOTAL                              DATA         CHARTER/
                       SIGNIFICANT   LENGTH    BEAM     STREAMER     ACQUISITION      LEASE         CURRENT
     VESSEL NAME         UPGRADE     (FEET)   (FEET)   CAPABILITY      SYSTEM       EXPIRATION      LOCATION
     -----------       -----------   ------   ------   ----------   -------------   ----------   --------------
Atlantic                  1999        400       75         6        Input/Output      Owned      United Kingdom
  Horizon(1).........                                               3,920 Channel
                                                                    24 Bit
Austral Horizon......     1998        300       62         4        Input/Output      Owned      Gulf of Mexico
                                                                    1,960 Channel
                                                                    24 Bit
Labrador Horizon.....     1998        263       55         6        Input/Output       2003(2)   Gulf of Mexico
                                                                    3,920 Channel
                                                                    24 Bit
Discoverer(3)........     1996        236       52         3        Syntron            1999      Gulf of Mexico
                                                                    1,920 Channel
                                                                    16 Bit
Celtic Horizon(3)....     1998        214       41         3        Syntron            2001(4)   Gulf of Mexico
                                                                    1,920 Channel
                                                                    16 Bit
Pacific Horizon......     1996        251       41         2        Input/Output       2000(5)   Argentina
                                                                    1,960 Channel
                                                                    24 Bit

---------------

(1) This vessel is scheduled to enter service in the second quarter of 1999.

(2) The Labrador Horizon is currently leased under a capital lease from British Linen Bank for a period of five years ending in 2003.

(3) The Discoverer and Celtic Horizon work in tandem as a single seismic crew.

(4) This vessel is recently chartered and replaces the Company's previous undershoot vessel, the Abshire Tide.

(5) This charter can be terminated by the Company on one month's notice.

     The Company believes that maintaining a combination of short-term vessel charters with ownership of vessels provides flexibility to manage the risks associated with the fixed costs of charters. This approach allows the Company to adjust the size of its fleet according to market demand while also providing stability in the Company's core vessel fleet. Three of the vessels in the Company's fleet are operated under charter agreements expiring from 1999 to 2001, with provisions for extensions for varying periods and two vessels, including the Atlantic Horizon, are owned. The Company operates one additional vessel under a capital lease with an option to purchase expiring in 2003.

     Multi-Client Surveys. Historically, the Company performed its offshore seismic data acquisition services for its customers primarily on a contract basis without retaining any interest in the data it acquired. However, increasing demand for larger and higher-cost 3D surveys has resulted in significantly increased industry acceptance of and customer demand for multi-client surveys. As a result of this industry trend and customer demand, the Company anticipates that an increasing portion of its future offshore data acquisition projects will be multi-client surveys. Unlike data acquired on a contract basis, the Company retains ownership of multi-client data and adds this data to its seismic library for future licensing on a non-exclusive basis. For certain of its projects, the Company may share interests in the revenues from the sales of the multi-client data with third parties. For example, the Company has recently completed two multi-client surveys in conjunction with TGS-Nopec Geophysical Company.

     From the perspective of an oil and gas company, licensing multi-client data is less expensive on a per unit basis than contracting to have data acquired on an exclusive basis. From the Company's perspective, multi-client surveys tend to be larger and are therefore more cost effective to acquire, and multi-client data can be licensed a number of times to different customers over a period of years. As a result, multi-client data may be more profitable than contract data, but the Company assumes the risk that future license fees from multi-client data may not cover the cost of acquiring and processing such data. The Company intends to seek to reduce this risk by acquiring multi-client data in partnership with third parties or by obtaining prefunding for part of such costs and by evaluating various factors affecting the sales potential of each survey. These factors include (i) the existence and age of any seismic data that may already exist in the area, (ii) the amount of leased acreage in the area, (iii) the existing infrastructure in the region for the transmission of hydrocarbons to market, (iv) the historical turnover of the leased acreage and (v) the level of interest from oil and gas companies in the area. Multi-client surveys are often prevalent in areas characterized by a large number of operators, frequent trading of tracts and few governmental restrictions on acquiring marine seismic data, such as the Gulf of Mexico.

GEOGRAPHIC OPERATIONS

     Onshore. During 1997, onshore 3D seismic data acquisition contract revenues were $60.7 million, or 56% of the Company's pro forma combined revenues. In 1998, onshore 3D seismic data acquisition contract revenues were $79.4 million, or 65% of the Company's combined revenues. The revenues in both 1997 and 1998 were generated primarily from surveys conducted in the U.S. Gulf Coast region. The revenues for 1998 also include a survey currently being conducted in the San Joaquin Valley region of California. The Company expects in the near term to continue to focus its onshore surveys in these regions and in Canada, although the Company intends to seek opportunities for contract revenues in other areas, primarily Latin America, where oil and gas exploration and production activities exist.

     Offshore. During 1997, offshore seismic data acquisition contract revenues were $47.5 million, or 44% of the Company's pro forma combined revenues. These revenues were generated primarily from surveys conducted in the North Sea and the U.S. Gulf of Mexico. In 1998, offshore seismic data acquisition contract revenues were $42.1 million, or 35% of the Company's combined revenues. These revenues were generated primarily from surveys conducted in the North Sea, Argentina, the Falkland Islands and the U.S. Gulf of Mexico. The Company expects in the near term to continue to focus its offshore surveys in the North Sea, the U.S. Gulf of Mexico, and the South Atlantic, although the Company may take advantage of opportunities for contract revenues in other areas of the world where offshore oil and gas exploration and production activities exist.

CAPITAL EXPENDITURES

     The Company has numerous competitors for both its onshore and offshore seismic data acquisition business, and substantial financial and other resources are required to maintain the state-of-the-art technology necessary to permit effective competition in bidding for contracts. Seismic data acquisition technology has progressed rapidly over recent years, and the Company expects this trend to continue. Sophisticated seismic data acquisition equipment and related crew training are very costly. For example, the cost of equipping a crew with a state-of-the-art system, such as the 2,450 channel Opseis system which the Company currently operates onshore (including ancillary equipment), ranges from approximately $7.0 to $9.0 million. Similarly, the cost of equipping a modern seismic data acquisition vessel with between four and eight streamers would range from approximately $20.0 to $30.0 million excluding vessel charter costs. The Company's strategy is to update its onshore and offshore data acquisition systems to maintain its competitive position. This may require large capital expenditures in addition to the Company's planned capital expenditures. There can be no assurance that the Company will have or otherwise be able to obtain the capital necessary to upgrade its equipment or to acquire any additional required equipment.

     The Company upgraded the data acquisition capabilities of the seismic acquisition vessel Labrador Horizon during the first quarter of 1998 at a capital cost of approximately $22.0 million. This upgrade significantly expanded the seismic data acquisition capabilities of this vessel by increasing its streamer capacity from three to six streamers and upgrading its recording equipment from a 16-bit system to a 24-bit system. The Company has also recently completed the upgrade and outfitting of two vessels, the Austral Horizon and the Atlantic Horizon, which were acquired in the fourth quarter of 1997. The Company originally intended to sell and lease them back from charter operators, but upon further analysis, determined to maintain ownership of these vessels. The total capital costs for the acquisition and planned upgrades was approximately $39.9 million for the Austral Horizon utilizing four streamers and approximately $72.9 million for the Atlantic Horizon utilizing six streamers.

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

SALES AND MARKETING

     The Company's services traditionally have been marketed by the Company's principal executive officers. Since the IPO, the Company has hired additional marketing staff to preserve long-term relationships established by the Company's executive officers. As the Company's geographical and technical capabilities expand, the Company intends to continue to implement its marketing efforts from its principal offices in Houston, Texas and Sevenoaks, England.

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

     As of March 15, 1999, the Company estimates that its total backlog was approximately $57.7 million. Backlog for its onshore crews was $31.2 million in future gross revenues from existing customer commitments, and backlog for its offshore seismic acquisition crews was approximately $26.5 million in future gross revenues from existing customer commitments. Of these backlog amounts, approximately $23.1 million of the onshore backlog and $18.0 million of the offshore backlog is attributable to work to be performed for Seitel and its subsidiaries.

COMPETITION

     The acquisition of onshore and offshore seismic data for oil and gas companies is highly competitive worldwide. Competition for available seismic surveys is based on a number of competitive factors, including crew availability, price, performance, dependability, and technology.

     As a result of changing technology and capital requirements, the seismic industry, both for onshore and offshore seismic data acquisition services, has consolidated substantially since the early 1980's, thereby reducing the number of competitors in the industry. Although dozens of companies perform onshore seismic data acquisition services, only a few companies compete actively to perform complex 3D surveys in the difficult wetland regions along the U.S. Gulf Coast. The Company's primary competitors in the wetland onshore seismic data acquisition business in the U.S. Gulf Coast region are Acadian Geophysical Services, Inc., Boone Geophysical, Inc., (a subsidiary of Venture Seismic, Inc.), Geco-Prakla (a subsidiary of Schlumberger Limited), Signature Geophysical Services, Inc., Quantum Geophysical, Inc., Universal Seismic Associates Inc., Veritas DGC, Inc. and Western Geophysical, Inc., (a subsidiary of Baker Hughes, Inc.). The Company's primary competitors in the offshore seismic data acquisition business are Compagnie Generale de Geophysique, S.A., Geco-Prakla, Petroleum Geo-Services A.S.A., Veritas DGC, Inc. and Western Geophysical, Inc., (a subsidiary of Baker Hughes, Inc.).

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

CUSTOMERS

     Onshore. The Company's major customers for its onshore operations include primarily independent oil and gas companies and seismic data marketing companies. For the year ended December 31, 1998, Seitel and its subsidiaries accounted for approximately 86% of the Company's consolidated gross revenues from its onshore operations. For the year ended December 31, 1997, Seitel and its subsidiaries accounted for 57% of the Company's consolidated gross revenues from its onshore operations. For the year ended December 31, 1996, Seitel and its subsidiaries accounted for 57% and Fina Oil and Chemical Company accounted for 20% of the Company's consolidated gross revenues from its onshore operations.

     Offshore. The Company's major customers for its offshore operations include primarily multi-national oil and gas companies, foreign national oil and gas companies, and seismic data marketing companies. For the year ended December 31, 1998, Amerada Hess and YPF Argentina each accounted for 18% while Seitel and its subsidiaries accounted for 16% of the Company's consolidated revenues from its offshore operations. For the year ended December 31, 1997, Seitel and its subsidiaries accounted for 50% and Shell Exploration accounted for 11% of the Company's consolidated pro forma revenues from its offshore operations. For the year ended December 31, 1996, Seitel and its subsidiaries accounted for 46% and Clyde Petroleum Exploratie BV accounted for 26% of the Company's consolidated pro forma revenues from its offshore operations.

SEASONALITY

     The onshore and offshore seismic data acquisition operations of the Company are subject to seasonal fluctuation, with the greatest volume of data acquisition occurring during the summer and fall. This is due primarily to adverse weather conditions, which are more adverse in the winter and spring.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 671 full-time personnel. The Company has not experienced any material work stoppages related to union activities and considers the relations with its employees to be good. The Company has employment contracts with six of its senior corporate executives.

                                  RISK FACTORS

DEPENDENCE UPON ENERGY INDUSTRY SPENDING

     Demand for our services depends upon capital spending by oil and gas companies for exploration, production and development activities. These activities depend in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States and abroad, the discovery rate of new oil and gas reserves, local and international political, regulatory and economic conditions and the ability of oil and gas companies to obtain capital. In addition, oil and gas expenditures could decrease due to factors such as unfavorable tax and other legislation or uncertainty concerning national energy policies. No assurance can be given that current levels of oil and gas activities will be maintained or that demand for the our services will reflect the level of such activities. Decreases in oil and gas activities could have a significant adverse effect upon the demand for our services, our cash flow and results of operations.

INVESTMENT IN MULTI-CLIENT DATA

     Historically, we have performed our offshore seismic data acquisition services for our customers primarily on a contract basis without retaining any interest in the data we acquired. However, increasing demand for larger and higher cost 3D surveys has resulted in significantly increased industry acceptance of and customer demand for multi-client surveys. As a result of this industry trend and customer demand, we anticipate that an increasing part of our future offshore data acquisition projects will be multi-client surveys. We therefore anticipate that in the near term we will begin investing increasing amounts in acquiring and processing multi-client data. By making such investments, we will assume the risk that future sales of such data may not fully recoup the costs of the data. The amounts of these data sales will be uncertain and will be impacted by a number of factors, many of which are beyond our control. In addition, revenues generated by licensing multi-client data are typically less predictable from period to period than are revenues from surveys performed on an exclusive contract basis for customers. In addition, the recovery of costs of multi-client data is dependent upon the absence of technological or regulatory changes or other developments that would render such data obsolete or less valuable. Also, the majority of our investment in multi-client data is likely to be in the Gulf of Mexico. If any material adverse change in the general prospects for oil and gas exploration, development and production activities in the Gulf of Mexico were to occur, the value of our multi-client data in the Gulf of Mexico could be significantly adversely impacted.

RISKS IN INTERNATIONAL OPERATIONS

     A significant portion of our revenues is derived from operations outside the U.S., and we are subject to the risks inherent in doing business internationally. In addition, we intend to expand our international operations. Since we have an established presence in the North Sea, we do not view our offshore operations in the North Sea as being subject to undue risks of this type. However, as we expand the scope and extent of our onshore and offshore operations outside of our current primary areas of operations in the U.S. Gulf Coast, the North Sea and the Gulf of Mexico, these risks may become more significant. Such risks include the possibility of unfavorable changes in tax or other laws, partial or total expropriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of operations from labor and political disturbances, insurrection or war, and the effect of requirements of partial local ownership of operations in certain countries.

OPERATING RISKS

     Seismic operations are subject to risks of injury to personnel and loss of equipment. In addition, our crews often conduct operations in extreme weather, in difficult terrain that is not easily accessible, and under other hazardous conditions. Each of our vessels is taken out of service for approximately two to four weeks each year, generally at different off-season times of the year, for routine maintenance and service. Fixed costs, including costs associated with operating leases, labor costs and depreciation, account for a significant amount of our costs and expenses. As a result, low productivity resulting from weather interruptions, equipment failures or other causes can result in significant operating losses, particularly when we are performing our services under a turnkey contract. Although we provide the seismic personnel on our offshore seismic data acquisition vessels, we contract with third parties to provide vessel crews, so we do not control some aspects of our operations and are subject to the safety risks inherent in relying on third parties for critical operations. In addition, while we have insurance policies that protect us against liabilities that may be incurred in the ordinary course of our business, we are unable to insure fully against all possible loss or liability. For example, no insurance is available at a cost deemed reasonable by us for war, nationalization, expropriation or other extreme events. We do not carry business interruption insurance with respect to our operations.

LIMITED COMBINED OPERATING HISTORY

     We were formed to combine the onshore seismic data acquisition business conducted by Seitel Geophysical, Inc. with the offshore seismic data acquisition business conducted by Energy Research International and its operating subsidiaries. We acquired Energy Research International in August 1997 at the time of our IPO. Prior to our IPO, our business and Energy Research International's business were operated separately, and neither the historical results of our separate operations nor our pro forma financial information is necessarily indicative of the results that would have been achieved had these businesses been operated on an integrated basis or the results that may be realized in the future. In addition, prior to the IPO, we were a subsidiary of Seitel and relied on Seitel for certain financial, management, administrative and other resources. A number of significant changes occurred in our funding and operations in connection with the consummation of the IPO. These changes included the establishment of our own credit facilities and our own incentive compensation and stock option plans. These changes may have a substantial impact on our financial position and future results of our operations. As a result, our historical financial information does not necessarily reflect the financial position and results of operations of our future operations or what our financial position and results of operations would have been had our business and Energy Research International's businesses been operated as a combined stand-alone entity during all of the periods presented.

CONCENTRATION OF CREDIT RISK

     We generally provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time. Our key customers vary over time, but have historically included Seitel and its subsidiaries. We extend credit to various companies in the oil and gas industry, including our key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key customers and may accordingly impact our overall credit risk. As of December 31, 1998, we had one receivable from a customer of approximately $2.4 million that is approximately 24 months old. There can be no assurance that we will collect this receivable, and in light of the age of this receivable, we had provided for a valuation reserve of approximately $1.9 million as of December 31, 1998. This net receivable has been reclassified as a long-term asset as of December 31, 1998. Historical credit losses incurred on receivables by us have been immaterial.

CAPITAL INTENSIVE BUSINESS; OBSOLESCENCE OF TECHNOLOGY

     We compete in a capital intensive industry. The development of seismic data acquisition equipment has been characterized by rapid technological advancements in recent years, and this trend may continue. There can be no assurance that manufacturers of seismic equipment will not develop new systems that have competitive advantages over systems now in use that either render our current equipment obsolete or require us to make significant capital expenditures to maintain our competitive position. There can be no assurance that we will have the capital necessary to upgrade our equipment to maintain our competitive position or that any required financing therefor will be available on favorable terms. If we are unable to raise the capital necessary to update our data acquisition systems to the extent necessary, we may be materially and adversely affected.

RELIANCE ON KEY SUPPLIERS

     We are dependent on Georex, Inc., a subsidiary of Compagnie Generale de Geophysique, S.A. ("CGG"), which is one of our competitors, for additions to and replacements for our Opseis onshore seismic data acquisition systems, and Opseis is a registered trademark of CGG. We are also dependent on Input/Output, Inc. and Syntron, Inc., a subsidiary of GeoScience Corporation, for additions to and replacements for our offshore seismic data acquisition systems and on Concept Systems Ltd. for positioning software. In the event of any disruption in the supply of repair services or replacement parts from our primary suppliers, we may be unable to obtain such services or parts from other sources and would have to acquire other equipment that may be less advanced technologically. If we are unable to obtain systems from our primary suppliers in the future, our anticipated revenues or operating margins could be reduced significantly and the amount of cash needed for capital expenditures could be increased significantly.

ENVIRONMENTAL AND OTHER REGULATIONS

     Our operations are materially affected by government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which we operate, as well as in the country or countries of registration of our vessels. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. In particular, the United States Oil Pollution Act of 1990 sets forth technical and operational requirements for vessels operating in the U.S. Gulf of Mexico. We believe that we possess all permits, licenses and certificates material to the operation of our business. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing drilling for oil and gas or imposing more stringent restrictions on seismic operations could adversely affect us.

INFLUENCE OF SEITEL ON US

     Prior to our IPO, we were a subsidiary of Seitel. As of December 31, 1998, Seitel owned approximately 17.3% of our outstanding shares of common stock. Approximately 61% of our revenues for the year ended December 31, 1998 was derived from seismic data acquisition services provided to Seitel and its subsidiaries. The loss of Seitel as a customer would have a material adverse effect on our financial condition and results of operations. There can be no assurance that Seitel will enter into any material contracts with us for seismic data acquisition services in the future.

RELIANCE ON KEY PERSONNEL

     Our operations are dependent on the efforts of Messrs. Jay N. Silverman, President, and Gerald M. Harrison, Executive Vice President. If either of these key persons becomes unable to continue in his present role, or if we are unable to attract and retain other skilled employees, our business could be adversely affected. We have employment agreements with automatic renewal features with Messrs. Silverman and Harrison.

ITEM 2. PROPERTIES

     The Company occupies nine leased facilities and one owned facility that are principally used for general administrative functions, maintenance, storage and warehouse space. Three of the facilities are located in Texas, one in Louisiana, three in England, two in Canada and one in Bolivia. These properties range in size from approximately 1,000 to approximately 16,000 square feet, the terms of the leases range from month-to-month to leases that expire in 2012 and the leases provide for annual rentals ranging from approximately $12,000 to approximately $320,000. The Company's annual lease expense under these leases totals approximately $800,000.

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

                                                                HIGH          LOW
                                                                ----          ---
1998
  First Quarter.............................................    $16 3/8       $11 7/8
  Second Quarter............................................     21             9 1/2
  Third Quarter.............................................     13 1/16        5 1/4
  Fourth Quarter............................................      7 7/16        2 15/16
1997
  Third Quarter (from public offering date to September 30,
     1997)..................................................    $21           $17
  Fourth Quarter............................................     22 3/4        11 1/4

     On March 15, 1999, the closing price as quoted by NASDAQ/NM was $3 5/16 per share. As of March 15, 1999, there were 8,788,310 common shares outstanding held by approximately 102 record holders.

DIVIDEND POLICY

     The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities. The Company's current working capital line of credit and the 10 3/4% Senior Notes contain certain financial covenants which limit the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the audited consolidated financial statements of the Company and reflects the historical results of the Company and the historical results of ERI following the ERI Acquisition on August 11, 1997. Such consolidated financial statements for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been audited by Arthur Andersen LLP, independent public accountants. Arthur Andersen's 1997 report indicates that ERI's 1997 financial statements were audited by other auditors, whose opinion was furnished to Arthur Andersen. Arthur Andersen's 1997 opinion, insofar as it relates to ERI, is based solely on the report of the other auditors. This information should be read in conjunction with the consolidated financial statements of the Company, the notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                            EAGLE GEOPHYSICAL, INC.

                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1994      1995      1996     1997(1)      1998
                                             -------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
  Revenues.................................  $25,721   $29,275   $48,136   $ 79,061   $121,503
                                             -------   -------   -------   --------   --------
  Expenses:
     Operating expenses(2).................   20,070    20,986    34,917     56,470     82,397
     Depreciation and amortization.........    1,817     2,471     3,409      8,584     18,847
     Selling, general and administrative...    1,673     2,874     2,680      6,408     10,050
     Interest and other expense, net.......      384       408       531        205      3,153
                                             -------   -------   -------   --------   --------
          Total expenses...................   23,944    26,739    41,537     71,667    114,447
                                             -------   -------   -------   --------   --------
Income before provision for income taxes...    1,777     2,536     6,599      7,394      7,056
Provision for income taxes.................      651       933     2,420      2,994      3,045
                                             -------   -------   -------   --------   --------
Net income.................................  $ 1,126   $ 1,603   $ 4,179   $  4,400   $  4,011
                                             =======   =======   =======   ========   ========
Basic earnings per share...................  $   .33   $   .47   $  1.23   $   0.81   $   0.47
                                             =======   =======   =======   ========   ========
Weighted average shares outstanding
  (basic)..................................    3,400     3,400     3,400      5,418      8,587
                                             =======   =======   =======   ========   ========
Diluted earnings per share.................  $   .33   $   .47   $  1.23   $   0.81   $   0.46
                                             =======   =======   =======   ========   ========
Weighted average shares outstanding
  (diluted)................................    3,400     3,400     3,400      5,436      8,754
                                             =======   =======   =======   ========   ========
Consolidated Balance Sheet Data:
  Cash and cash equivalents................  $    29   $    58   $    --   $ 14,980   $ 10,331
  Total assets.............................   14,413    17,960    26,721    124,305    273,195
  Total debt and capital lease
     obligations...........................    8,034     5,932    10,902     10,760    135,621
  Stockholders' equity.....................    2,007     3,610     7,789     83,996     89,800

---------------

(1) Includes results of ERI from August 11, 1997, the date of the ERI Acquisition, to December 31, 1997.

(2) As used herein, operating expenses exclude depreciation and amortization.

     The following table sets forth selected unaudited pro forma financial data for the Company. The unaudited pro forma results of operations for the years ended December 31, 1996 and 1997 give effect to the IPO, the application of the net proceeds thereof to retire certain debt and capital leases, and the ERI Acquisition as if such transactions had occurred on January 1, 1996. Results of operations for periods prior to August, 1997 are pro forma and may not be indicative of the actual results that would have been achieved had the Company been a public company during the periods presented. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                      1996             1997           1998
                                                 --------------   --------------   ----------
                                                   PRO FORMA        PRO FORMA
                                                  COMBINED AS      COMBINED AS
                                                 ADJUSTED(1)(2)   ADJUSTED(1)(2)   HISTORICAL
                                                 --------------   --------------   ----------
                                                           (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Statement of Operations Data:
  Revenues.....................................     $90,915          $108,128       $121,503
                                                    -------          --------       --------
  Expenses:
     Operating expenses(3).....................      71,690            76,723         82,397
     Depreciation and amortization.............       9,427            12,890         18,847
     Selling, general and administrative
       expenses................................       6,432             8,793         10,050
     Interest and other expense, net...........         651               250          3,153
                                                    -------          --------       --------
          Total expenses.......................      88,200            98,656        114,447
                                                    -------          --------       --------
Income before provision for income taxes.......       2,715             9,472          7,056
Provision for income taxes.....................       1,914             2,680          3,045
                                                    -------          --------       --------
Net income(4)..................................     $   801          $  6,792       $  4,011
                                                    =======          ========       ========
Basic Earnings per share(4)....................     $   .09          $   0.80       $   0.47
                                                    =======          ========       ========
Weighted average shares outstanding (Basic)....       8,489             8,489          8,587
                                                    =======          ========       ========
Diluted Earnings per share(4)..................     $   .09          $   0.80       $   0.46
                                                    =======          ========       ========
Weighted average shares outstanding
  (Diluted)....................................       8,489             8,489          8,754
                                                    =======          ========       ========
EBITDA(5)......................................     $12,793          $ 22,612       $ 29,056
                                                    =======          ========       ========

---------------

(1) Reflects proforma adjustments for the ERI Acquisition, adjustments to reflect the completion of the IPO and the application of the net proceeds to retire certain debt and capital leases, and the sale of 25,000 shares of common stock, at the initial public offering price, to Jay N. Silverman, President of the Company, for a note.

(2) Reflects the combination of the pro forma adjustments and the historical financial statements.

(3) As used herein, operating expenses exclude depreciation and amortization.

(4) Excludes the effect of a $600,000 extraordinary gain for early extinguishment of debt on ERI's historical 1996 financial statements.

(5) EBITDA represents earnings before interest expense, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that securities analysts use EBITDA as a measure to evaluate oilfield service companies. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital, although such future cash outlays are not included in the determination of EBITDA. The amount and trends in EBITDA should not be considered as alternatives to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a better measure of the Company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and its computation may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services.

     Onshore Operations. With respect to its onshore operations, the Company's prices, and therefore its revenues, vary depending on demand for the Company's services, the number of acquisition crews of the Company, the acquisition capacity of each crew, the utilization rates of the Company's crews and the complexity and difficulty of the projects undertaken by each crew. The Company increased the channel capabilities of its two existing Opseis crews during 1996, added a third Opseis crew in January 1997 and added a fourth Opseis crew in April 1998. At the end of the third quarter of 1997, the Company upgraded the channel capacity of each of its three crews to 2,450 channels from 1,850 channels. In March 1998, the Company acquired a privately held shot-hole drilling company. In November 1998, the Company acquired the assets of NRG Services, Inc. a land-based seismic company operating in Canada. Thus, the Company has increased the number of crews operated and the acquisition capacities of its crews for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     Revenues for less complex, easier to perform seismic acquisition projects tend to be lower than revenues for more complex, difficult to perform projects, even when the projects take the same amount of time for a crew to perform. The mix of more or less complex projects results in variations from period to period for revenues attributable to each crew. The projects performed by the Company's four onshore crews operating in 1998 and three onshore crews operating in 1997 were weighted more heavily towards complex projects than in 1996, further contributing to the increases in revenues in 1998 as compared to 1997 and in 1997 as compared to 1996.

     Offshore Operations. Similar to the Company's onshore operations, prices and revenues with respect to the offshore operations vary depending on demand for the Company's services, the number of vessels operated by the Company, the acquisition capacity of each vessel, utilization rates and the complexity and difficulty of the projects undertaken by each vessel. The Company increased the streamer capacity of one of its vessels in 1998 and added an additional vessel to its operations commencing in November 1998. The Company operated four vessels in 1997 and during the third and fourth quarter of 1996 and operated only three vessels during the first and second quarter of 1996. The Company also increased the streamer capacity of its vessels in mid-1996, so that the vessels operated in 1997 had greater data acquisition capabilities than in the first half of 1996. Thus, the Company has increased the number of vessels operated and the acquisition capacities of its vessels for the periods presented in the financial statements, which has contributed substantially to the increased revenues from period to period.

     The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance-or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally has not retained rights to the data acquired. However, the Company anticipates that an increasing percentage of its future offshore data acquisition projects will be multi-client surveys.

     In a multi-client survey, the Company retains an interest in the acquired data. Conducting multi-client surveys normally has little effect on operating margins in the short term because the Company will capitalize most of the costs relating to the acquisition of the multi-client data that are not offset by pre-funding. However, since revenues from multi-client projects only include pre-funding amounts during the acquisition of the data, and these pre-funding amounts are normally less than revenues for proprietary data acquisition projects, total revenues and net income tend to be less during multi-client acquisition projects than during proprietary acquisition projects. If the Company is able to make sales of the multi-client data after full amortization of the acquisition cost of the data (up to four years), the additional sales will result in revenues with little or no cost, thereby increasing net income. Conversely, if the sales of the multi-client data are less than originally projected by management, the asset value of the data will be adjusted to equal the estimated net realizable value of the data (total estimated future sales less selling expenses), resulting in decreased net income.

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Canada and Latin America, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations by generally attempting to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies, by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments to counteract currency fluctuations. The Company did not have any open derivative contracts related to foreign currency at December 31, 1998.

     The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time, but have historically included Seitel and its subsidiaries. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key clients and may accordingly impact the Company's overall credit risk. As of December 31, 1998, the Company had one receivable from a customer of approximately $2.4 million that is approximately twenty-four months old. In light of the age of this receivable, the Company recorded a valuation reserve of $1.9 million and has classified the net receivable as a long-term asset as of December 31, 1998. Historical credit losses incurred on receivables by the Company have been immaterial.

PRO FORMA RESULTS OF OPERATIONS

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which were conducted by the Company, and the Company's offshore operations, which were conducted by ERI prior to the consummation of the IPO. These discussions are presented based on the 1998 historical results of operations and the 1996 and 1997 unaudited pro forma revenues and expenses of the separate companies including periods prior to the ERI Acquisition, which occurred contemporaneously with the IPO in August 1997. The 1997 and 1996 revenues of the Company include intercompany profits from work performed for Seitel and its subsidiaries prior to the IPO.

  Onshore Operations -- Year Ended December 31, 1998 Compared to December 31,
1997

     Revenue increased 31% from $60.7 million in 1997 to $79.4 million in 1998, primarily due to the third onshore crew operating for the entire 1998 period and the operations of the fourth onshore crew which was acquired at the end of the first quarter and operated for the remainder of the 1998 period. Higher revenues were also derived from the increased channel capacity of the Company's crews from 1,850 channels to 2,450 channels per crew.

     Operating expenses (excluding depreciation and amortization) increased 30% from $43.6 million in 1997 to $56.5 million in 1998 primarily due to the operation of the third onshore crew for the entire 1998 period and the operations of the fourth onshore crew and the front end services business, both of which were acquired late in the first quarter of 1998. Operating margin percentage improved slightly from 28.2% in 1997 to 28.8% in 1998.

     Depreciation and amortization increased 58% from $6.0 million in 1997 to $9.5 million in 1998. This increase resulted from operating four crews and the front end services business in 1998, including the depreciation associated with the upgrade to 2,450 channels in 1998, versus three crews at 1,850 channels in 1997.

     Selling, general, and administrative expenses increased 8% from $6.0 million in 1997 to $6.5 million in 1998 primarily due to increased administrative staff to support expanded operations and additional corporate office expenses.

     Net interest and other expense decreased from $.3 million in 1997 to $(.2) million in 1998 due to interest income earned on the higher cash balances during the first three quarters of 1998 as compared to 1997.

  Onshore Operations -- Year Ended December 31, 1997 Compared to December 31,
1996

     Revenue increased 28% from $47.3 million in 1996 to $60.7 million in 1997, primarily due to the addition of a third Opseis crew in January 1997. Additionally, the surveys performed by the Company's crews in the 1997 period were in more difficult logistical and environmental areas, providing higher contract prices per crew, than the surveys performed in the 1996 period.

     Operating expenses (excluding depreciation and amortization) increased 25% from $34.9 million in 1996 to $43.6 million in 1997, primarily due to the addition of the third crew in the 1997 period. Operating margin (revenues less operating costs as a percentage of revenues) increased from 26.2% in 1996 to 28.2% in 1997 as a result of these changes in revenues and operating costs.

     Depreciation and amortization increased 77% from $3.4 million in 1996 to $6.0 million in 1997, resulting from operating three crews in the 1997 period versus two in the 1996 period and from depreciation of marine seismic equipment purchased by Eagle in July 1996 and leased to a subsidiary of ERI.

     Selling, general and administrative expenses increased 58% from $3.8 million in 1996 to $6.0 million in 1997, primarily due to the addition of administrative staff to support expanded operations and additional corporate staff and related expenses incurred subsequent to the IPO.

     Net interest and other expenses decreased from $0.5 million in 1996 to $0.3 million in 1997 due to interest savings related to the retirement of certain debt and capital leases and interest income earned on proceeds from the IPO.

  Offshore Operations -- Year Ended December 31, 1998 Compared to December 31, 1997

     Revenue decreased 11% from $47.5 million in 1997 to $42.1 million in 1998 primarily due to vessel upgrades and replacements during the first quarter of 1998 and to the mix of multi-client versus contract work performed in 1998.

     The Company's vessel the Labrador Horizon was in drydock for the entire first quarter of 1998 completing a $22 million upgrade, the vessel Discoverer underwent a bi-annual maintenance inspection, and the vessel Abshire Tide was decommissioned and replaced by the Celtic Horizon, which required shipyard work prior to commencing service. Additionally, the Discoverer, Abshire Tide, and later the Celtic Horizon, were working during the majority of the 1998 period acquiring multi-client data, which rather than generating current revenue, should generate revenue in the future as data is licensed to customers. The Labrador Horizon also transited to the Gulf of Mexico to acquire multi-client data in the fourth quarter of 1998. These declines in revenue were partially offset by the addition of the Austral Horizon which commenced working on a contract basis in November, 1998 and $5.5 million of revenue earned in connection with a vessel charter hire contract and related services provided to a third party.

     Operating expenses (excluding depreciation and amortization) decreased 22% from $33.1 million in 1997 to $25.9 million in 1998, due to the mix of projects performed during 1998. The Discoverer and Celtic Horizon were working on a multi-client project for the majority of the year and the Labrador Horizon worked on a multi-client project for the fourth quarter of 1998 resulting in capitalized multi-client inventory costs. The 1997 year consisted entirely of contract work for all vessels. Operating margins improved from 30.3% in 1997 to 38.5% in 1998 as a result of the mix of contract to multi-client work, and the increase in the number of owned versus leased vessels.

     Depreciation and amortization increased 36% from $6.9 million in 1997 to $9.4 million in 1998 resulting from depreciation of the upgraded Labrador Horizon, additional seismic equipment purchased for the Celtic Horizon, and the acquisition and upgrade of the Austral Horizon.

     Selling, general, and administrative expenses increased 29% from $2.8 million in 1997 to $3.6 million in 1998 primarily due to additional marketing and technical staff required to support the expansion of the seismic vessel fleet undertaken in 1998.

     Net interest and other expenses increased dramatically from $-0- in 1997 to $3.3 million in 1998 primarily due to interest expense incurred on the new capital lease used to finance the upgrade of the Labrador Horizon completed in March 1998, and interest expense on the $100 million of Senior Notes issued in July 1998, the proceeds of which were used to fund the capital expenditures and upgrades of the Austral Horizon and Atlantic Horizon.

  Offshore Operations -- Year Ended December 31, 1997 Compared to December 31, 1996

     Revenue increased 9% from $43.6 million in 1996 to $47.5 million in 1997, primarily due to improved vessel utilization. Two vessels experienced downtime in the third quarter of 1996 due to upgrades and repairs.

     Operating expenses (excluding depreciation and amortization) decreased 11% from $36.8 million in 1996 to $33.1 million in 1997 primarily due to improved efficiency. Operating margins increased from 15.6% in 1996 to 30.3% in 1997 as a result of these changes in revenues and operating costs.

     Depreciation and amortization increased 15% from $6.0 million in 1996 to $6.9 million in 1997, resulting from the purchase of additional capital equipment in mid 1996 with corresponding depreciation beginning in 1997 as well as additional vessel upgrades in 1997 subsequent to the IPO.

     Selling, general and administrative expenses increased 8% from $2.6 million in 1996 to $2.8 million due to higher legal and administrative costs.

     Net interest and other expenses decreased from $0.15 million in 1996 to $-0- in 1997 due to interest income earned on higher cash balances during 1997 and favorable foreign currency movements.

HISTORICAL RESULTS OF OPERATIONS

     The following is a discussion of the historical results of operations of the Company, including the results of ERI following the ERI Acquisition. The revenues of the Company include intercompany profits from work performed for Seitel prior to the IPO.

  Year Ended December 31, 1998 Compared to December 31, 1997

     Revenues increased 54% from $79.1 million in 1997 to $121.5 million in 1998 primarily due to a full year of offshore operations, a full year of operations from the third onshore crew, and the operations of the fourth onshore crew and the front end services business acquired at the end of the first quarter of 1998.

     Operating expenses (excluding depreciation and amortization) increased 46% from $56.5 million in 1997 to $82.4 million in 1998 due to a full year of offshore operations and the expanded onshore operations. Operating margins improved from 28.6% in 1997 to 32.2% in 1998 due to the increased onshore capacity and a higher percentage of offshore operations (which historically have higher operating margins).

     Depreciation and amortization increased 120% from $8.5 million in 1997 to $18.9 million in 1998 due to a full year of offshore operations and the expanded onshore operations including the acquisition of the front end services business in March, 1998.

     Selling, general, and administrative expenses increased 56% from $6.4 million in 1997 to $10.0 million in 1998 due to a full year of offshore operations, the expanded onshore operations including the acquisition of the front end services business in March, 1998, and a full year of corporate office expenses in 1998.

     Net interest and other expenses increased dramatically from $.2 million in 1997 to $3.2 million in 1998 primarily as a result of interest incurred on the $100 million of Senior Notes issued in July 1998 to finance the Austral Horizon and Atlantic Horizon upgrades, interest on the capital lease used to finance the upgrade of the Labrador Horizon, and interest on a term loan used to finance seismic equipment for the Company's fourth onshore crew.

  Year Ended December 31, 1997 Compared to December 31, 1996

     Revenues increased 64% from $48.1 million in 1996 to $79.1 million in 1997 due to the addition of a third onshore seismic crew in January 1997, and the acquisition of ERI in August 1997.

     Operating expenses (excluding depreciation and amortization) increased 62% from $34.9 million in 1996 to $56.5 million in 1997 also due to the addition of the third onshore seismic crew in January 1997 and the acquisition of ERI in August 1997. Operating margins improved from 27.5% in 1996 to 28.6% in 1997.

     Depreciation and amortization increased 152% from $3.4 million in 1996 to $8.5 million in 1997 due primarily to the addition of the third onshore seismic crew in January, 1997, and depreciation and goodwill amortization associated with the ERI acquisition.

     Selling, general and administrative expenses increased 139% from $2.7 million in 1996 to $6.4 million in 1997 due to the addition of staff to support the Company's expanded operations, expenses related to corporate staff and related expenses added subsequent to the IPO, and general and administrative expenses of ERI incurred subsequent to the ERI acquisition.

     Net interest and other expense decreased from $0.5 million in 1996 to $0.2 million in 1997 due to interest savings related to the retirement of the Company's debt and capital leases and interest income earned on the net proceeds from the IPO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $6.1 million as of December 31, 1998. The indebtedness of the Company as of such date consisted of the $100 million of 10 3/4% Senior Notes due 2008, borrowings under the Fleet Capital Term Loan, a capital lease obligation with British Linen Bank and other notes payable acquired with the NRG acquisition, totaling approximately $135.6 million.

     On March 26, 1999, the Company executed an agreement with Norwest Business Credit, Inc. for a $20.0 million revolving credit facility secured by the Company's accounts receivable, inventory, certain equipment ("the Norwest Credit Facility"). The amount the Company may borrow is limited to a borrowing base that is equal to 85% of eligible U.S. accounts receivable. Interest accrues under the facility at the bank's base rate plus .375% or at LIBOR plus .275%. Interest only is payable monthly or at the end of applicable LIBOR interest periods. If all borrowings under the facility are not repaid annually, then an additional fee of .5% of the average borrowings outstanding is payable. On March 26, 1999, the Company borrowed $14.0 million under the Norwest Credit Facility and repaid $14.0 million of borrowings under a revolving credit facility with Bank One Texas, N.A. and terminated the agreement related to the Bank One facility. The Company had $6.0 million of borrowing availability remaining under the Norwest Credit Facility as of March 26, 1999. The Norwest Credit facility matures on March 26, 2002. The Norwest Credit Facility includes financial covenants effective beginning March 26, 1999, which will require a level of operating performance to be achieved by the Company. Management believes the Company can comply with the financial covenants during 1999, however, no assurance of compliance can be provided.

     In February 1999, the Company obtained a non-binding commitment from a financial institution for a financing of $10.0 million to be secured by seismic equipment and the vessel Atlantic Horizon. The financing will be for a term of seven years, with an interest rate of approximately 8.5%, and monthly payments of approximately $122,000 with the remaining principal and interest payable at the end of the term.

     In November 1998, the Company completed the purchase of NRG Services, Inc. a land-based seismic company, for a purchase price of approximately $4.5 million consisting of cash, shares of the Company's common stock, and assumption of approximately $2.0 million of debt. The Company funded the cash portion of the purchase price of approximately $1.5 million with cash flows from operations.

     On July 20, 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 in a private placement transaction (the "Senior Note Offering") which resulted in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The proceeds of this offering were used to repay $27.5 million of borrowings outstanding on its revolving credit facility and a short-term loan, with the remaining proceeds used to complete the upgrades of the vessels Austral Horizon and Atlantic Horizon.

     The Company has completed the upgrade of its offshore vessels the Austral Horizon and the Atlantic Horizon at an aggregate capital cost of approximately $112.8 million. The Company completed the upgrade of the Austral Horizon early in the fourth quarter of 1998 at a cost of approximately $39.9 million (including acquisition costs) of which approximately $38.4 million has been spent as of March 15, 1999. The Company completed the upgrade and outfitting of the Atlantic Horizon in the first quarter of 1999 for a cost of approximately $72.9 million (including acquisition costs). As of March 15, 1999 the Company had expended approximately $49.2 million (including acquisition costs) with approximately $23.7 million remaining to be spent. The total costs for the two vessels of $112.8 million has exceeded the Company's original estimate of $98.8 million due to additional shipyard costs and seismic equipment specifications. Prior to the Senior Note Offering, the Company funded these capital costs on an interim basis with borrowings from its revolving credit facility and a short-term loan. These borrowings were repaid on July 20, 1998 with proceeds from the Senior Note Offering. The remaining upgrade costs, including the cost overruns and additional seismic equipment, will be paid from the remaining proceeds of the Senior Note Offering, cash flows from operations, and capital lease financing.

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

     In April 1998, the Company entered into a term loan agreement with Fleet Capital Corporation for the financing of an Opseis seismic data acquisition system at a fixed interest rate of 7.36%. Monthly payments of approximately $117,000 are payable under the loan, with the Opseis system pledged as security for the loan.

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

     The Company believes that its cash flow from operations, borrowings under its Norwest Credit Facility, and borrowings under the $10 million capital lease that it is currently negotiating will be sufficient to fund its planned capital expenditures and operating requirements through the end of 1999. Any capital expenditures in excess of the Company's planned capital expenditures will likely require additional debt or equity financing. If the Company is not able to obtain such additional financing, it may be unable to incur capital expenditures in excess of its planned capital expenditures.

IMPACT OF INFLATION AND CHANGING PRICES

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The level of exploration activity is dependent on the commodity price levels of oil and natural gas. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1998.

YEAR 2000

     The Company is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000 ("Y2K"). The Company is also currently identifying other equipment that contains embedded electronics that may render the equipment inoperable in the year 2000 and is evaluating the plans of its material suppliers and vendors to become Y2K compliant. The Company anticipates it will have hardware and software critical to its operation Y2K compliant before the end of 1999. The Company is currently evaluating the timetable upon which all other hardware, software, and equipment can be made Y2K compliant and will target a date when the evaluation is complete.

     Although it is not possible to accurately estimate the costs of this information analysis, at this time the Company expects that any such additional costs will be immaterial to the Company's financial position or the results of operations. There can be no assurance, however, that the Company, its suppliers and vendors or their respective software vendors will complete all modifications to all material information technology systems in a timely manner, or as to the costs associated with the Company becoming Y2K compliant, or the costs of the failure of any of the Company's vendors failing to become Y2K compliant.

     The Company's risks due to failure of computer hardware and software not being Y2K compliant include the risk that the Company's seismic recording systems will not operate properly or as efficiently, thus causing an unexpected decline in revenue. The Company also risks not being able to record and process transactions properly in its accounting system. Such risks could lead to a material business interruption and could have a material adverse impact on the Company's results of operations, although the amount can not be estimated. The Company will continue to consider the likelihood of a material business interruption due to the Y2K problem, and if necessary, implement an appropriate contingency plan.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic acquisition services, and the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     The Company's financial instruments that are potentially sensitive to changes in interest rates are its long-term debt and capital leases. As of December 31, 1998 the Company had debt and capital leases outstanding of approximately $135.6 million. Of this amount, approximately $134.2 million is fixed rate debt that is not subject to changes in interest rates. The Company is however, subject to cash flow risk due to changes in the market value of the Company debt. The Company believes the fair value of its debt and capital leases at December 31, 1998 is approximately $119.4 million. All of the Company's debt and capital leases have book values that approximate market value except for the $100 million of 10 3/4% Series B Senior Notes due 2008, which had a market value of approximately $83.0 million and the capital lease obligation with British Linen Bank which had a book value and market value of approximately $28.4 million and $29.2 million, respectively. In addition to the $135.6 million of debt and capital leases, as of December 31, 1998 the Company had a variable interest rate on its recently terminated Bank One Credit Facility, with available borrowing of $20.0 million. Interest on this facility accrued at the bank's base rate plus a margin depending on the Company's debt to net worth ratio. Changes in interest rates would effect the Company's results of operations and cash flow requirements for interest expense. As of December 31, 1998, no borrowings were outstanding under this facility and the facility was terminated as of March 26, 1999.

FOREIGN CURRENCY RISK

     Certain of the Company's subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies, primarily the British pound and the Canadian dollar. An increase or decrease in the value of 10 percent in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency exchange loss or gain, respectively, of approximately $.6 million based on December 31, 1998 amounts. The Company considers its current risk exposure to foreign currency exchange movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 14(a) (1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1999 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Document filed as part of this Report

     (1) Financial Statements:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    20
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    21
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997, and 1998.........................    22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1997, and 1998.............    23
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997, and 1998.........................    24
Notes to Consolidated Financial Statements..................    25

     (2) All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement, as
                            amended, on Form S-1, No. 333-28303, as filed with the
                            Securities and Exchange Commission on June 2, 1997 (the
                            "Registration Statement"))
           3.2           -- Amended and Restated Bylaws (incorporated by reference to the Registration Statement)
           3.3           -- Amendments to Bylaws of Eagle Geophysical, Inc.
                            (incorporated by reference to the Company's Form 10-Q for
                            the quarter ended March 31, 1998)
           4.1           -- Specimen Certificate for Registrant's common stock, par value $0.01 (incorporated by reference to the
                            Registration Statement)
           4.2           -- Indenture dated as of July 20, 1998 between Eagle
                            Geophysical, Inc., as Issuer, and Chase Bank of Texas,
                            National Association, as Trustee, with respect to Series
                            A and Series B of each of $100,000,000 10 3/4% Senior
                            Notes due 2008 (incorporated by reference to the
                            Registration Statement on Form S-4 (Reg. No. 333-63747)
                            of Eagle Geophysical, Inc.)
           4.3           -- Registration Rights Agreement dated as of July 20, 1998 among Eagle Geophysical, Inc. and Prudential Securities,
                            Inc. and Banc One Capital Markets, Inc. (incorporated by
                            reference to the Registration Statement on Form S-4 (Reg.
                            No. 333-63747) of Eagle Geophysical, Inc.)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1.1         -- Loan and Security Agreement dated July 9, 1996, between
                            Seitel Geophysical, Inc., as Debtor, and Nationsbanc
                            Leasing Corporation of North Carolina, as Secured Party
                            (incorporated by reference to the Registration Statement)
          10.1.2         -- Assumption and Consent dated December 31, 1996, among
                            Seitel Geophysical, Inc., Eagle Geophysical, Inc.,
                            Nationsbanc Leasing Corporation of North Carolina and
                            Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
          10.2           -- Loan and Security Agreement dated February 6, 1997,
                            between Eagle Geophysical, Inc., as Debtor, and
                            Nationsbanc Leasing Corporation of North Carolina, as
                            Secured Party (incorporated by reference to the
                            Registration Statement)
          10.3           -- Conditional Sales Agreement dated February 19, 1997,
                            between Input/Output, Inc. and Horizon Exploration
                            Limited ("HEL") (incorporated by reference to the
                            Registration Statement)
          10.4.1         -- Installment Note ($306,180) by HEL in favor of Teledyne
                            Brown Engineering Marine Products (incorporated by
                            reference to the Registration Statement)
          10.4.2         -- Promissory Note ($330,000) by HEL in favor of Teledyne
                            Industries, Inc. (incorporated by reference to the
                            Registration Statement)
          10.5.1         -- Loan and Security Agreement dated February 22, 1996,
                            between Seitel Geophysical, Inc. and MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
          10.5.2         -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
          10.6.1         -- Master Equipment Lease Agreement dated May 20, 1994,
                            between Seitel Geophysical, Inc. and MetLife Capital,
                            Limited Partnership, as amended (incorporated by
                            reference to the Registration Statement)
          10.6.2         -- Assignment and Assumption Agreement dated December 31,
                            1996 between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
          10.7.1         -- Master Lease Agreement dated February 16, 1994 between
                            McCullagh Leasing (a unit of GE Capital Fleet Services)
                            and Seitel Geophysical, Inc., as amended (incorporated by
                            reference to the Registration Statement)
          10.7.2         -- Partial Assignment dated April 8, 1997 among Seitel
                            Geophysical, Inc., Eagle Geophysical, Inc. and GE Capital
                            Fleet Services (incorporated by reference to the
                            Registration Statement)
          10.8           -- Term Credit and Security Agreement dated July 15, 1993, between Seitel Geophysical, Inc. and Compass Bank (f/k/a
                            Central Bank of the South), as amended (incorporated by
                            reference to the Registration Statement)
          10.9.1         -- Bareboat Charter by Way of Subdemise dated July 15, 1994, between Simon-Horizon Limited ("Simon") and HEL
                            (incorporated by reference to the Registration Statement)
          10.9.2         -- Management Agreement dated December 19, 1990 between
                            Simon and Ervik Marine Services A/S ("Ervik")
                            (incorporated by reference to the Registration Statement)
          10.9.3         -- Side Letter Agreement dated December 19, 1990, between
                            Simon and Ervik (incorporated by reference to the
                            Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.9.4         -- Assignment Agreement Relating to a Ship Management
                            Agreement dated December 19, 1990 (as amended) dated July
                            15, 1990, between Simon and HEL (incorporated by
                            reference to the Registration Statement)
          10.9.5         -- Deed of Assignment of Insurances dated July 15, 1994,
                            between HEL and Simon (incorporated by reference to the
                            Registration Statement)
          10.9.6         -- Deed of Continuing Inter-Company Cross Guarantee and
                            Indemnity dated July 15, 1994, by Horizon Seismic Inc.,
                            Exploration Holdings Limited and HEL in favor of Simon,
                            Simon Petroleum Technology Limited and Simon Engineering
                            Plc (incorporated by reference to the Registration
                            Statement)
          10.9.7         -- Sublease Contract Number 1 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
          10.9.8         -- Sublease Contract Number 2 dated July 15, 1994, between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
          10.9.9         -- Agreement dated July 15, 1994, among Simon, Simon
                            Petroleum Technology Limited, Simon Engineering Plc and
                            HEL (incorporated by reference to the Registration
                            Statement)
          10.9.10        -- Charterparty by Way of Sub-Demise dated December 20,
                            1996, between Royal Bank of Scotland and Simon
                            (incorporated by reference to the Registration Statement)
          10.9.11        -- Addendum to Charterparty dated March 31, 1992, between
                            Royal Bank of Scotland and Simon (incorporated by
                            reference to the Registration Statement)
          10.9.12        -- Quadripartite Agreement dated August 18, 1994, among
                            Simon, Royal Bank of Scotland (Industrial Leasing)
                            Limited, HEL and Simon Engineering plc (incorporated by
                            reference to the Registration Statement)
          10.9.13        -- Master Leasing Agreement dated July 15, 1994 between
                            Simon and HEL (incorporated by reference to the
                            Registration Statement)
          10.10          -- Contribution and Assumption Agreement dated December 31,
                            1996, between Seitel Geophysical, Inc. and Eagle
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
          10.11.1        -- Agreement to Extend the Charterparty of "Pacific Horizon"
                            dated July 11, 1994, by and between J. Marr Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
          10.11.2        -- Deed of Novation m.v. "Pacific Horizon" dated July 11,
                            1994, by and among Simon, J. Marr Limited and HEL
                            (incorporated by reference to the Registration Statement)
          10.11.3        -- Pacific Horizon Charter dated February 4, 1981, between
                            J. Marr and Son, Limited and HEL (incorporated by
                            reference to the Registration Statement)
          10.12          -- Employment Agreement between Exploration Holdings Limited
                            ("EHL") and Gerald Harrison, as amended (incorporated by
                            reference to the Registration Statement)
          10.13          -- Employment Agreement between EHL and George Purdie, as
                            amended (incorporated by reference to the Registration
                            Statement)
          10.14          -- Employment Agreement between EHL and Neil A.M. Campbell, as amended (incorporated by reference to the Registration
                            Statement)
          10.15          -- Form of Employment Agreement Amendment between EHL and
                            each of Messrs. Harrison, Purdie and Campbell dated
                            August 11, 1997 (incorporated by reference to the
                            Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.16          -- Employment Agreement between Eagle Geophysical, Inc. and
                            Jay Silverman dated August 11, 1997 (incorporated by
                            reference to the Registration Statement)
          10.17          -- Employment Agreement between Eagle Geophysical, Inc. and
                            Richard McNairy (incorporated by reference to the
                            Registration Statement)
          10.18          -- Commercial Lease dated March 10, 1994, between Ron Chase dba Chase Properties and Eagle Geophysical, Inc./Seitel
                            Geophysical, Inc. (incorporated by reference to the
                            Registration Statement)
          10.19          -- Modification and Ratification of Lease dated April 24,
                            1996, between Ron Chase dba Chase Properties and Eagle
                            Geophysical, Inc./Seitel Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
          10.20          -- Lease dated May 28, 1996, between Partnership of
                            Perkins-Guidry-Beazley-Ostteen and Seitel Geophysical,
                            Inc. (incorporated by reference to the Registration
                            Statement)
          10.21          -- Sublease between Seitel, Inc. and its subsidiaries and
                            Eagle Geophysical, Inc. dated August 11, 1997
                            (incorporated by reference to the Registration Statement)
          10.22          -- Master Separation Agreement between Seitel, Inc. and
                            Eagle Geophysical, Inc. dated August 11, 1997
                            (incorporated by reference to the Registration Statement)
          10.23          -- Registration Rights Agreement between EHI Holdings, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
                            (incorporated by reference to the Registration Statement)
          10.24          -- Tax Indemnity Agreement between Seitel, Inc. and Eagle
                            Geophysical, Inc. dated August 11, 1997 (incorporated by
                            reference to the Registration Statement)
          10.25          -- Administrative Services Agreement between Seitel, Inc.
                            and Eagle Geophysical, Inc. dated August 11, 1997
                            (incorporated by reference to the Registration Statement)
          10.26          -- Amended and Restated Promissory Note ($2,000,000) dated
                            July 3, 1996 by Energy Research International ("ERI") in
                            favor of Seitel, Inc. (incorporated by reference to the
                            Registration Statement)
          10.27          -- Promissory Note ($2,679,040) dated November 15, 1996 by
                            ERI in favor of Seitel, Inc. (incorporated by reference
                            to the Registration Statement)
          10.28          -- Bonus Agreement between Eagle Geophysical, Inc. and Paul
                            A. Frame dated August 11, 1997 (incorporated by reference
                            to the Registration Statement)
          10.29          -- Outside Directors Deferred Compensation Plan
                            (incorporated by reference to the Registration Statement)
          10.30          -- Independent Directors Stock Option Plan (incorporated by reference to the Registration Statement)
          10.31          -- Stock Option Plan (incorporated by reference to the
                            Registration Statement)
          10.32.1        -- Promissory Note payable by Jay Silverman to Eagle
                            Geophysical, Inc. dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)
          10.32.2        -- Subscription Agreement between Eagle Geophysical, Inc.
                            and Jay N. Silverman dated July 23, 1997 (incorporated by
                            reference to the Registration Statement)
          10.32.3        -- Security Agreement -- Pledge between Eagle Geophysical,
                            Inc. and Jay N. Silverman dated July 23, 1997
                            (incorporated by reference to the Registration Statement)
          10.33.1        -- The Bank of N.T. Butterfield Term Loan Facility dated
                            February 27, 1995 (incorporated by reference to the
                            Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.33.2        -- The Bank of N.T. Butterfield & Son Limited Facility
                            Letter dated August 23, 1994 (incorporated by reference
                            to the Registration Statement)
          10.33.3        -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 1 dated February 3, 1995 (incorporated by
                            reference to the Registration Statement)
          10.33.4        -- The Bank of N.T. Butterfield & Son Limited Amendment
                            Letter No. 2 dated February 19, 1996 (incorporated by
                            reference to the Registration Statement)
          10.33.5        -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 10, 1996 (incorporated by reference to the
                            Registration Statement)
          10.33.6        -- The Bank of N.T. Butterfield & Son Limited Letter dated
                            May 19, 1997 (incorporated by reference to the
                            Registration Statement)
          10.34.1        -- Abshire Tide Blanket Time Charter dated February 9, 1996, between Tidewater Marine, Inc. and Horizon Seismic Inc.
                            (incorporated by reference to the Registration Statement)
          10.34.2        -- Letter Agreement dated February 12, 1996 relating to
                            Abshire Tide Blanket Time Charter (incorporated by
                            reference to the Registration Statement)
          10.34.3        -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            September 19, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
          10.34.4        -- Tidewater Marine letter to Horizon Seismic, Inc. dated
                            March 25, 1996 regarding the letter agreement dated
                            February 12, 1996 governing the Time Charter of the MV
                            Abshire Tide (incorporated by reference to the
                            Registration Statement)
          10.35.1        -- Supplemental Security Agreement No. One dated February
                            22, 1996 between Seitel Geophysical, Inc. and MetLife
                            Capital Corporation (incorporated by reference to the
                            Registration Statement)
          10.35.2        -- Term Promissory Note ($433,000) dated March 14, 1996, by
                            Seitel Geophysical, Inc. in favor of MetLife Capital
                            Corporation (incorporated by reference to the
                            Registration Statement)
          10.36          -- Service Agreement for MV Discoverer dated April 12, 1994, between Horizon Seismic, Inc. and Shanghai Bureau of
                            Marine Geological Survey, as amended (incorporated by
                            reference to the Registration Statement)
          10.37          -- Underlease dated April 21, 1997, between Payless
                            Properties Limited and HEL (incorporated by reference to
                            the Registration Statement)
          10.38          -- Lease Agreement between Pincay Oaks, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
          10.39          -- Lease dated February 1, 1997, between Tuscan Property
                            Developments Limited and HEL (incorporated by reference
                            to the Registration Statement)
          10.40          -- Set-off and Charge dated August 30, 1994, between HEL and
                            The Bank of N.T. Butterfield & Son Limited (incorporated
                            by reference to the Registration Statement)
          10.41          -- Deed relating to 6 Pembroke Road Sevenoaks Kent dated
                            August 25, 1993, between Marley Waterproofing Limited and
                            HEL (incorporated by reference to the Registration
                            Statement)
          10.42          -- Debenture dated August 12, 1994, between HEL and The Bank of N.T. Butterfield & Son Limited (incorporated by
                            reference to the Registration Statement)
          10.43          -- Chattel Mortgage between HEL and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.44          -- Stock Purchase Agreement dated June 2, 1997, among Gerald
                            Harrison, George Purdie, Neil Campbell, David Burns,
                            Oliveira Limited, Dormera Limited, Balmedie Limited,
                            Larlane Limited and Eagle Geophysical, Inc. (incorporated
                            by reference to the Registration Statement)
          10.45          -- Operating Lease of Marine Seismic Equipment dated as of
                            July 1, 1996, between Seismic Geophysical, Inc. and HEL
                            (incorporated by reference to the Registration Statement)
          10.46          -- Assignment between HEL and The Bank of NT Butterfield &
                            Sons Limited (incorporated by reference to the
                            Registration Statement)
          10.47          -- Letter of Hypothecation and Pledge dated August 30, 1994, between Seismic Exploration Ltd. and The Bank of N.T.
                            Butterfield & Son Limited (incorporated by reference to
                            the Registration Statement)
          10.48          -- Lease Agreement dated January 7, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
          10.49          -- Lease Agreement dated March 27, 1997, between DigiCOURSE
                            INC. and HEL (incorporated by reference to the
                            Registration Statement)
          10.50          -- Initial Definitive Trust Deed -- Horizon Pension Plan
                            (incorporated by reference to the Registration Statement)
          10.51          -- Operating Lease dated February 3, 1997, between Eagle
                            Geophysical, Inc. and HEL (incorporated by reference to
                            the Registration Statement)
          10.52          -- Contribution Agreement dated as of May 30, 1997, between
                            Seitel, Inc. and Eagle Geophysical, Inc. (incorporated by
                            reference to the Registration Statement)
          10.53          -- Assignment of Life Insurance dated December 9, 1993
                            insuring G.M. Harrison (incorporated by reference to the
                            Registration Statement)
          10.54          -- Lease dated December 12, 1995, between Newington Bricks
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
          10.55          -- Lease dated August 25, 1993, between Marley Waterproofing
                            Limited and HEL (incorporated by reference to the
                            Registration Statement)
          10.56          -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and Seitel Data, Ltd.
                            (incorporated by reference to the Registration Statement)
          10.57          -- Master Agreement for Geophysical Services by and between
                            Eagle Geophysical Onshore, Inc. and DDD Energy, Ltd.
                            (incorporated by reference to the Registration Statement)
          10.58          -- Employee Benefits Allocation Agreement between Seitel,
                            Inc. and Eagle Geophysical, Inc. dated August 11, 1997
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997 (the
                            "1997 Form 10-K")
          10.59          -- Revolving Credit Agreement dated October 21, 1997 between
                            Bank One, Texas, N.A. ("Bank") and Eagle Geophysical,
                            Inc. ("Eagle"), Eagle Geophysical Onshore, Inc.
                            ("Onshore"), Eagle Geophysical Offshore, Inc.
                            ("Offshore"), Eagle Geophysical de Mexico, Inc. ("de
                            Mexico"), and Eagle Geophysical GOM, Inc. ("GOM," and
                            collectively with Eagle, Onshore, Offshore and de Mexico,
                            "Borrowers") (incorporated by reference to the 1997 Form
                            10-K)
          10.60          -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by Borrowers (incorporated by reference to
                            the 1997 Form 10-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.61          -- Form of Security Agreement dated October 21, 1997 between
                            Bank and each of Eagle Onshore, Offshore, de Mexico and
                            GOM (incorporated by reference to the 1997 Form 10-K).
          10.62          -- Revolving Credit Agreement between Bank and HEL
                            (incorporated by reference to the 1997 Form 10-K)
          10.63          -- Promissory Note in the original principal amount of
                            $20,000,000 dated October 21, 1997 payable to the order
                            of Bank, made by HEL (incorporated by reference to the
                            1997 Form 10-K)
          10.64          -- Charge on Receivables dated October 21, 1997 between Bank and HEL (incorporated by reference to the 1997 Form 10-K)
          10.65          -- Guaranty dated October 21, 1997 by Eagle Geophysical,
                            Inc. to Bank (incorporated by reference to the 1997 Form
                            10-K)
          10.66          -- Agreement for the Sale and Purchase of m.v. Labrador
                            Horizon dated April 1, 1998 among Royal Bank of Scotland
                            (Industrial Leasing) Limited, British Linen Shipping
                            Limited and Horizon Exploration Limited (incorporated by
                            reference to the Company's 1998 Form 10-Q for the quarter
                            ended June 30, 1998)
          10.67          -- Hire Purchase Agreement for m.v. Labrador Horizon dated
                            April 1, 1998 among British Linen Shipping Limited,
                            Horizon Exploration Limited and Eagle Geophysical
                            Offshore, Inc. (incorporated by reference to the
                            Company's 1998 Form 10-Q for the quarter ended June 30,
                            1998)
          10.68          -- Corporate Guarantee dated April 1, 1998 among Eagle
                            Geophysical, Inc. ("Eagle"), Energy Research
                            International and British Linen Shipping Limited
                            (incorporated by reference to the Company's 1998 Form
                            10-Q for the quarter ended June 30, 1998)
          10.69          -- First Amendment to Loan Agreement dated October 21, 1997 among Bank One, Texas, N.A. ("Bank One"), Eagle and
                            certain subsidiaries of Eagle dated June 10, 1998)
                            (incorporated by reference to the Company's 1998 Form
                            10-Q for the quarter ended June 30, 1998)
          10.70          -- Amended and Restated Revolving Note dated June 10, 1998
                            (incorporated by reference to the Company's 1998 Form
                            10-Q for the quarter ended June 30, 1998)
          10.71          -- First Amendment to Loan Agreement dated October 21, 1997 between Bank One and Horizon Exploration Limited dated
                            June 10, 1998 (incorporated by reference to the Company's
                            1998 Form 10-Q for the quarter ended June 30, 1998)
          10.72          -- Credit Agreement -- $29,000,000 Unsecured Advancing Line
                            of Credit between Bank One and Eagle dated June 5, 1998
                            (incorporated by reference to the Company's 1998 Form
                            10-Q for the quarter ended June 30, 1998)
          10.73          -- Advancing Note dated June 5, 1998 (incorporated by
                            reference to the Company's 1998 Form 10-Q for the quarter
                            ended June 30, 1998)
          10.74          -- Form of Guarantee Agreement entered into between Bank One and each of Eagle Geophysical Onshore, Inc., Eagle
                            Geophysical Offshore, Inc., Eagle Geophysical de Mexico,
                            Inc. Eagle Geophysical GOM, Inc., Eagle Geophysical
                            Management, Inc. and Eagle Front End Services, Ltd. dated
                            June 5, 1998 (incorporated by reference to the Company's
                            1998 Form 10-Q for the quarter ended June 30, 1998)
          10.75          -- Master Security Agreement dated January 28, 1998 between
                            Fleet Capital Corporation ("Fleet") and Eagle Geophysical
                            Onshore, Inc. ("Eagle Onshore") (incorporated by
                            reference to the Company's 1998 Form 10-Q for the quarter
                            ended June 30, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.76          -- Equipment Security Agreement dated February 11, 1998
                            between Fleet and Eagle Onshore (incorporated by
                            reference to the Company's 1998 Form 10-Q for the quarter
                            ended June 30, 1998)
          10.77          -- Promissory Note dated April 30, 1998 payable to Fleet by
                            Eagle Onshore (incorporated by reference to the Company's
                            1998 Form 10-Q for the quarter ended June 30, 1998)
          10.78          -- Guaranty dated January 28, 1998 between Fleet and Eagle
                            (incorporated by reference to the Company's 1998 Form
                            10-Q for the quarter ended June 30, 1998)
          10.79          -- Purchase Agreement dated July 15, 1998 among Prudential
                            Securities Incorporated and Banc One Capital Markets,
                            Inc. (incorporated by reference to the Registration
                            Statement on Form S-4 (Reg. No. 333-63747) of Eagle
                            Geophysical, Inc.)
          10.80*         -- Arrangement Agreement among Natural Resources Geophysical
                            Corporation and Eagle Canada, inc. and Eagle Geophysical,
                            Inc. dated October 27, 1998
             23          -- Report of KPMG, Independent Public Accountants, for the
                            financial statements of ERI for the period from August
                            11, 1997 to December 31, 1997 (incorporated by reference
                            to the 1997 Form 10-K).
          23.1*          -- Consent of Arthur Andersen LLP, independent public
                            accountants
         27*             -- Financial data schedule

---------------

 *  Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eagle Geophysical, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Eagle Geophysical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1997 financial statements of Energy Research International, which statements reflect total assets and total revenues of 41 percent and 22 percent in 1997, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Geophysical, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 4, 1999 (except with respect to the matter discussed in Note O, as to which the date is March 26, 1999)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 14,980       $ 10,331
    Restricted Cash.........................................       4,502          5,000
  Receivables:
    Trade, billed, net of allowance for doubtful accounts of
     $132 and $-0- at December 31, 1997 and 1998,
     respectively...........................................      11,291          4,029
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       2,576          7,075
    Other...................................................         546          1,076
  Due from affiliate........................................      12,500         25,756
  Inventory.................................................       1,334          2,230
  Prepaid expenses and other assets.........................       2,273          2,738
  Deferred income taxes.....................................         515            632
                                                                --------       --------
        Total current assets................................      50,517         58,867
PROPERTY AND EQUIPMENT, AT COST:
  Geophysical equipment.....................................      69,418        148,489
  Construction in progress..................................          --         56,782
  Furniture, fixtures and other.............................         652          1,528
                                                                --------       --------
                                                                  70,070        206,799
    Less: Accumulated depreciation..........................     (14,873)       (31,561)
                                                                --------       --------
        Net property and equipment..........................      55,197        175,238
MULTI-CLIENT DATA LIBRARY...................................         371         15,910
GOODWILL, net of accumulated amortization of $477 and $1,851
  at December 31, 1997 and 1998, respectively...............      17,990         19,176
DEFERRED INCOME TAXES.......................................         104             --
OTHER LONG-TERM ASSETS, net.................................         126          4,004
                                                                --------       --------
        TOTAL ASSETS........................................    $124,305       $273,195
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $     --       $  1,830
  Current portion of capital lease obligations..............       2,816          6,063
  Accounts payable..........................................      15,671         17,073
  Accrued liabilities.......................................       7,849         24,459
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       6,029          3,367
                                                                --------       --------
        Total current liabilities...........................      32,365         52,792
LONG-TERM DEBT..............................................          --        105,385
CAPITAL LEASE OBLIGATIONS...................................       7,944         22,343
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................          --          2,875
                                                                --------       --------
        TOTAL LIABILITIES...................................      40,309        183,395
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
    and outstanding.........................................          --             --
  Common stock, par value $.01 per share; 25,000,000 shares
    authorized; 8,489,000 shares issued and outstanding at
    December 31, 1997 and 8,788,310 at December 31, 1998....          85             88
  Additional paid-in capital................................      82,622         84,412
  Retained earnings.........................................       1,714          5,725
  Note receivable from stockholder..........................        (425)          (425)
                                                                --------       --------
        TOTAL STOCKHOLDERS' EQUITY..........................      83,996         89,800
                                                                --------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........    $124,305       $273,195
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
REVENUES(1).................................................  $48,136   $79,061   $121,503
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...........................   34,917    56,470     82,397
  Depreciation and amortization.............................    3,409     8,584     18,847
  Selling, general and administrative expenses..............    2,680     6,408     10,050
  Interest expense..........................................      699     1,586      5,247
  Interest income...........................................     (168)   (1,263)    (1,617)
  Other, net................................................       --      (118)      (477)
                                                              -------   -------   --------
                                                               41,537    71,667    114,447
                                                              -------   -------   --------
  Income before provision for income taxes..................    6,599     7,394      7,056
  Provision for income taxes................................    2,420     2,994      3,045
                                                              -------   -------   --------
NET INCOME..................................................  $ 4,179   $ 4,400   $  4,011
                                                              =======   =======   ========
  Basic earnings per share..................................  $  1.23   $  0.81   $   0.47
                                                              =======   =======   ========
  Weighted average number of common shares (basic)..........    3,400     5,418      8,587
                                                              =======   =======   ========
  Diluted earnings per share................................  $  1.23   $  0.81   $   0.46
                                                              =======   =======   ========
  Weighted average number of common shares (diluted)........    3,400     5,436      8,754
                                                              =======   =======   ========

---------------

(1) Includes revenue from affiliates of $27,217, $42,265 and $74,771 for the periods ended December 31, 1996, 1997 and 1998, respectively, and operating expenses related to such affiliate revenue of $20,078, $34,514 and $54,069 for the periods ended December 31, 1996, 1997 and 1998, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                NOTE
                                    COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                   ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                   ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1995.......  3,400     $34      $ 3,576     $    --       $  --         $ 3,610
  Net income.....................     --      --        4,179          --          --           4,179
                                   -----     ---      -------     -------       -----         -------
Balance, December 31, 1996.......  3,400     $34      $ 7,755          --          --           7,789
  Contribution of 19% interest in
     Energy Research
     International by Seitel,
     Inc.........................     --      --          914          --          --             914
  Net income from January 1, 1997
     to August 11, 1997..........     --      --           --       2,686          --           2,686
  Dividend declared to Seitel,
     Inc.........................     --      --       (3,965)     (2,686)         --          (6,651)
  Issuance of common stock,
     net.........................  4,464      45       69,084          --          --          69,129
  Acquisition of remaining 81% of
     Energy Research
     International...............    600       6        8,409          --          --           8,415
  Issuance of common stock to an
     officer for a note..........     25      --          425          --        (425)             --
  Net income from August 12, 1997
     to December 31, 1997........     --      --           --       1,714          --           1,714
                                   -----     ---      -------     -------       -----         -------
Balance, December 31, 1997.......  8,489      85       82,622       1,714        (425)         83,996
  Acquisition of Seismic Drilling
     & Services, Inc.............     98       1        1,124          --          --           1,125
  Acquisition of NRG Services,
     Inc.........................    201       2          846          --          --             848
  Other, net.....................     --      --         (180)         --          --            (180)
  Net income.....................     --      --           --       4,011          --           4,011
                                   -----     ---      -------     -------       -----         -------
Balance, December 31, 1998.......  8,788     $88      $84,412     $ 5,725       $(425)        $89,800
                                   =====     ===      =======     =======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997       1998
                                                              -------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $ 4,179   $  4,400   $   4,011
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    3,409      8,584      18,847
    Income contributed to former parent, Seitel, Inc. ......       --     (6,651)         --
    Bad debt expense........................................       --        582       1,884
    Loss (Gain) on sale of property and equipment...........       --        (19)         98
    Deferred income tax provision...........................       58        219       2,472
    Increase in receivables.................................   (3,726)    (2,280)     (6,843)
    Increase in other assets................................     (833)      (886)     (5,998)
    Increase in accounts payable and other liabilities......    1,553      9,311      13,075
                                                              -------   --------   ---------
         Total adjustments..................................      461      8,860      23,535
                                                              -------   --------   ---------
         Net cash provided by operating activities..........    4,640     13,260      27,546
                                                              -------   --------   ---------
Cash flows from investing activities:
  Purchase of property and equipment........................   (7,928)   (32,375)   (103,233)
  Cash acquired from the purchase of Energy Research
    International...........................................       --        145          --
  Cash deposited in connection with a capital lease.........       --     (4,502)       (498)
  Cash paid for multi-client data library...................       --       (371)    (15,105)
  Cash paid for shot-hole drilling company, net of cash
    acquired................................................       --         --      (3,516)
  Cash paid for assets of NRG Services, Inc. ...............       --         --      (1,508)
  Cash received on sale of property and equipment...........       --         24         204
                                                              -------   --------   ---------
         Net cash used in investing activities..............   (7,928)   (37,079)   (123,656)
                                                              -------   --------   ---------
Cash flows from financing activities:
  Issuance of Senior Notes, net of offering costs...........       --         --      96,364
  Borrowings under term loans...............................    7,694      7,564          --
  Principal payments on term loans..........................   (1,518)   (27,886)       (662)
  Borrowings under credit facility..........................       --         --      35,500
  Repayments under credit facility..........................       --         --     (35,500)
  Principal payments on capital leases......................   (1,247)    (7,005)     (4,061)
  Receipts (payments) to affiliate..........................   (1,699)    (3,003)         --
  Issuance of common stock, net.............................       --     69,129          --
  Other, net................................................       --         --        (180)
                                                              -------   --------   ---------
         Net cash provided by financing activities..........    3,230     38,799      91,461
                                                              -------   --------   ---------
Net increase (decrease) in cash and cash equivalents........      (58)    14,980      (4,649)
Cash and cash equivalents at beginning of period............       58         --      14,980
                                                              -------   --------   ---------
Cash and cash equivalents at end of period..................  $    --   $ 14,980   $  10,331
                                                              =======   ========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net...........................................  $   637   $  1,472   $   2,986
                                                              =======   ========   =========
    Income taxes............................................  $    --   $  1,950   $   2,816
                                                              =======   ========   =========
  Non-cash investing activities:
    Capital lease obligations...............................  $    41   $    374   $  21,707
                                                              =======   ========   =========
    Purchase of shot-hole drilling company for 98,360 shares
      of common stock.......................................  $    --   $     --   $   1,125
                                                              =======   ========   =========
    Purchase of assets of NRG Services, Inc. for 200,950
      shares of common stock................................  $    --   $     --   $     848
                                                              =======   ========   =========
    Equipment purchased through term loan...................  $    --   $     --   $   5,864
                                                              =======   ========   =========
    Contribution of 19% interest in Energy Research
      International by Seitel, Inc. ........................  $    --   $    914   $      --
                                                              =======   ========   =========
    Issuance of common stock to an officer for a note.......  $    --   $    425   $      --
                                                              =======   ========   =========
    Purchase of remaining 81% interest in Energy Research
      International for common stock........................  $    --   $  8,415   $      --
                                                              =======   ========   =========
    Dividend declared to Seitel, Inc. ......................  $    --   $  6,651   $      --
                                                              =======   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS, FORMATION OF THE COMPANY AND ACQUISITIONS

BUSINESS

     Eagle Geophysical, Inc. (the "Company") is an international oilfield service company engaged in seismic data acquisition services, with a specialization in the acquisition of high-resolution, three dimensional seismic data in logistically difficult wetland environments and in congested offshore areas primarily in the U.S. Gulf Coast region. Since its inception and through August 11, 1997, the Company was a wholly-owned subsidiary of Seitel, Inc. ("Seitel"), which has subsidiaries that are significant purchasers of the Company's services -- See Note J.

FORMATION OF THE COMPANY AND ACQUISITIONS

     The Company was formed from the onshore seismic data acquisition business of Seitel Geophysical, Inc., a wholly-owned subsidiary of Seitel that began operations in December 1992. Eagle Geophysical, Inc., indirectly a wholly-owned subsidiary of Seitel and Eagle Geophysical Onshore, Inc. were both formed on December 18, 1996. Effective December 31, 1996, substantially all of the net assets of Seitel Geophysical, Inc. were contributed to Eagle Geophysical Onshore, Inc.

     In May 1997, Seitel contributed to the Company all of the shares that it owned of Energy Research International ("ERI"), representing a 19% ownership interest. ERI is a holding company that wholly owns two marine seismic companies. This contribution was recorded at Seitel's basis in such investment and resulted in a $914,000 increase in the Company's additional paid-in capital account.

     On August 11, 1997 and September 5, 1997, the Company completed the offering and sale of a total of 6,524,000 shares of common stock to the public at a price of $17 per share (including 1,880,000 shares sold by the Company's former parent, Seitel and 180,000 shares sold by the former owners of ERI) resulting in net proceeds to the Company of $69.1 million after deducting offering-related expenses (the "IPO"). After the IPO, Seitel owns 1,520,000 shares or 17.3% of the Company's common stock.

     On August 11, 1997, the Company acquired the remaining 81% of ERI in exchange for 600,000 shares of common stock valued at the initial offering price of $17 per share (the "ERI Acquisition"). The ERI Acquisition was accounted for by the Company as a purchase transaction in which the Company recorded its cost in the assets acquired less liabilities assumed, with the difference between the cost and the sum of the fair values of tangible assets less liabilities assumed recorded as goodwill.

     In March 1998, the Company acquired the common stock of a privately held company providing seismic shot-hole drilling and front-end services, for a price of approximately $6.3 million consisting of approximately $4.3 million in cash, 98,360 shares of the Company's common stock, and deferred compensation payable to the former owner of $500,000 (the "SDS Acquisition"). The SDS Acquisition was accounted for as a purchase transaction.

     In November 1998, the Company completed the acquisition of assets from NRG Services, a land based seismic data acquisition company operating in Canada for a purchase price of approximately $4.5 million consisting of $1.5 million in cash, the assumption of approximately $2 million in debt, and 200,950 shares of the Company's common stock (the "NRG Acquisition"). The NRG Acquisition was accounted for as a purchase transaction.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The following table presents the unaudited pro forma effects of the IPO, the application of the net proceeds thereof, the ERI Acquisition, the SDS Acquisition, and the NRG Acquisition as if such transactions had occurred on January 1, 1997.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT
                                                              PER SHARE INFORMATION)
Pro Forma Revenues..........................................   $123,105     $129,844
Pro Forma Income Before Taxes...............................     10,103        5,719
Pro Forma Net Income........................................      6,012        3,271
Pro Forma Weighted Average Number of Common Shares
  Outstanding -- Basic......................................      8,788        8,788
Pro Forma Basic Earnings Per Common Share...................   $    .68     $    .37
                                                               --------     --------

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

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Eagle Geophysical, Inc., indirectly a wholly-owned subsidiary of Seitel until August 11, 1997, and the accounts of its wholly-owned subsidiaries. The Company's reported assets, liabilities, revenues and expenses include the predecessor operations of Seitel Geophysical, Inc. for all periods presented. The financial reporting basis of the contributed net assets was carried forward to the Company's accounts, and the net equity of Seitel Geophysical, Inc. for periods prior to December 31, 1996, is reflected in the Company's additional paid-in capital account. The accompanying consolidated financial statements include the results of operations of ERI for the period after the ERI Acquisition (August 11, 1997).

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

     Depreciation of property of equipment and assets under capital leases is provided over the estimated useful lives of the assets, which range from three to five years or the term of the lease, using the straight-line method. Depreciation for owned vessels is provided over a period of ten to twenty years using the straight-line method.

     Multi-client Data Library: The Company acquires certain seismic data for its own account to which it retains ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to fund the cash requirements of these surveys, which

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES generally last from 3 to 7 months. The Company capitalizes the unfunded portion using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of multi-client data library is likewise charged to operations in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when the total estimated costs exceed total estimated sales or when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In general, costs are expected to be recovered from sales over a period of less than 4 years.

     Intangible Assets: Goodwill which resulted from the ERI Acquisition and the SDS Acquisition is amortized on a straight-line basis over a period of 15 years. Organization costs, which are classified as other long-term assets, are amortized on a straight-line basis over a period of three years. Such organization costs are fully amortized as of December 31, 1997. The Company evaluates intangible assets periodically in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" to determine whether they are properly reflected in the financial statements based upon future undiscounted operating cash flows. If an impairment is determined to exist, then the asset is written down to fair market value.

     Income Taxes: The Company and all of its active U.S. subsidiaries file a consolidated federal income tax return. ERI and its subsidiaries file a consolidated income tax return in the United Kingdom. The Company does not provide deferred taxes (benefit) on the undistributed earnings (loss) of its foreign subsidiaries which amounted to $192,000 and $3,132,000 for the years ended December 31, 1997 and 1998, respectively, as such earnings are intended to be permanently invested in those operations.

     Revenue and Cost Recognition: The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. The Company generally has not retained rights to the data acquired. However, the Company anticipates that an increasing percentage of its future offshore data acquisition projects will be multi-client surveys. Revenue from the acquisition of onshore seismic data is recognized on the percentage-of-completion method based on the work effort completed compared with the total work effort estimated for the contract. Revenue received in advance of being earned is deferred until earned. For contracts accounted for under the percentage of completion method, the Company's contracts provide that the customer accepts work completed throughout the duration of the project and owes the Company, based on the pricing provisions and job completion to date, measured in terms of time incurred or other performance milestones.

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

     Included in 1998 revenues is $5.5 million of revenue earned in connection with a vessel charter hire contract and related services provided to a third party.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     Foreign Currency Translation: The Company's functional currency is the U.S. Dollar. Accordingly, foreign entities translate monetary assets and liabilities at period end exchange rates, while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year except for depreciation and amortization, which are translated at historical rates. Gains and losses resulting from the translation of foreign financial statements and from foreign currency transactions are included in other income and expense. The Company recorded no foreign currency translation gains or losses in 1996 and approximately $117,000 and $455,000 in net gains for the years ended December 31, 1997 and 1998 respectively.

     Earnings per Share: Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective years, and where dilutive, the effect of common stock contingently issuable, which arises from the exercise of stock options. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share with a newly defined basic earnings per share and modifies the computation of dilutive earnings per share. The Company adopted this statement effective for the fiscal year ended December 31, 1997. The adoption of this statement had no effect on the Company's earnings per share for either of the years ended December 31, 1996 and 1997. The weighted average number of common shares outstanding for calculation of basic earnings per share was 3,400,000, 5,418,000 and 8,587,000 for the years ended December 31, 1996, 1997 and 1998 respectively. The weighted average number of common shares outstanding for calculation of diluted earnings per share was 3,400,000, 5,436,000 and 8,754,000 for the years ended December 31, 1996, 1997 and 1998 respectively.

     Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note G, "Stockholders' Equity," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock Based Compensation" on the Company's results of operations for 1997 and 1998.

     Fair Value of Financial Instruments: The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value as of December 31, 1997 and 1998, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Company's combined debt and capital lease obligations was $10,186,000 compared to a carrying value of $10,760,000 as of December 31, 1997 and $119,444,000 compared to a carrying value of $135,621,000 as of December 31, 1998.

     Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income, which includes net income plus all other non-owner changes in equity during the period. The Company adopted this statement during the quarter ended March 31, 1998, however, the Company had no items of comprehensive income during the years ended December 31, 1996, 1997 and 1998 and therefore, comprehensive income is equal to net income for each period.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of expanded information of a company's operating segments. It also expands the definition of what constitutes an entity's operating segments. The Company adopted this statement during its fiscal year ending December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement amends the disclosure requirements of previously issued FASB statements and requires additional disclosure of the employer's projected benefit obligation for pension and

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES postretirement plans, the plan's funding status, and changes in the plan's assets. The Company adopted this statement during its fiscal year ending December 31, 1998. The Company does not believe the adoption of this statement had a material effect on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this statement will have an impact on its financial position and results of operations, as the Company does not currently engage in any hedging activities.

     Reclassifications: Certain reclassifications of 1997 amounts have been made to conform with the 1998 presentation. The reclassifications have no impact on 1997 results of operations or stockholders' equity.

NOTE C -- INCOME TAXES

     The provision for income taxes for each of the three years ended December 31, 1998, consists of the following (in thousands):

                                                              1996     1997     1998
                                                             ------   ------   ------
Current
   -- Federal..............................................  $2,105   $2,603   $  451
   -- State................................................     257      443      414
   -- Foreign..............................................      --     (271)    (292)
                                                             ------   ------   ------
                                                              2,362    2,775      573
                                                             ------   ------   ------
Deferred
   -- Federal..............................................      51     (227)     795
   -- State................................................       7      (33)      78
   -- Foreign..............................................      --      479    1,599
                                                             ------   ------   ------
                                                                 58      219    2,472
                                                             ------   ------   ------
Tax Provision
   -- Federal..............................................   2,156    2,376    1,246
   -- State................................................     264      410      492
   -- Foreign..............................................      --      208    1,307
                                                             ------   ------   ------
                                                             $2,420   $2,994   $3,045
                                                             ======   ======   ======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The difference between U.S. Federal income taxes computed at the statutory rate (34%) and the Company's income tax provision are as follows (in thousands):

                                                              1996     1997     1998
                                                             ------   ------   ------
Statutory Federal income tax...............................  $2,244   $2,514   $2,399
State income tax, less Federal benefit.....................     174      272      325
Nondeductible goodwill, foreign............................      --      162      367
Effect of difference in U.S. and Foreign Rates.............      --       (6)     (96)
Other, net.................................................       2       52       50
                                                             ------   ------   ------
Income tax expense.........................................  $2,420   $2,994   $3,045
                                                             ======   ======   ======

     The components of the net deferred income tax asset and liability reflected in the Company's consolidated balance sheets at December 31, 1997 and 1998 were as follows (in thousands):

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Net operating loss carryforward.............................  $ 2,263     $ 2,402
Accrued expense and other assets............................    1,008         690
                                                              -------     -------
Total deferred tax assets...................................    3,271       3,092
Less: valuation allowance...................................     (291)         --
                                                              -------     -------
  Deferred tax assets, net of valuation allowance...........    2,980       3,092
                                                              -------     -------
Depreciation and amortization...............................   (2,361)     (4,935)
                                                              -------     -------
  Total deferred tax liabilities............................   (2,361)     (4,935)
                                                              -------     -------
Net deferred tax asset (liability)..........................  $   619     $(1,843)
                                                              =======     =======

     Included in the deferred federal tax provisions are the following: excess of tax depreciation expense over book depreciation expense and expenses accrued for financial statement purposes which are not yet deductible for tax purposes. In connection with the ERI Acquisition, the Company acquired approximately $6.0 million of net operating loss carryforwards (currently with no expiration date) and $1.3 million of other items not currently deductible for tax purposes in the United Kingdom related to ERI's United Kingdom subsidiary, Horizon Exploration Ltd. resulting in a deferred tax asset of approximately $2.6 million. Horizon's net operating loss carryforwards as of December 31, 1998 are approximately $8.0 million. Such deferred tax asset was recorded by the Company in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," with only the portion of such tax assets that are in management's opinion, more likely than not, expected to be realized considering ERI's results subsequent to the ERI Acquisition. Accordingly, a $291,000 valuation allowance was provided on such deferred assets as of December 31, 1997. Based on management's current estimates, no such reserve was provided for deferred tax asset of approximately $3.1 million as of December 31, 1998, which included $2.4 million of net operating loss carryforwards.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE D -- COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

     The following is a summary of the Company's estimated costs and earnings on uncompleted contacts as of December 31, 1997 and 1998 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Costs incurred and estimated earnings on uncompleted
  contracts.................................................  $ 19,748    $ 19,847
Billings on uncompleted contracts...........................   (23,201)    (16,139)
                                                              --------    --------
                                                              $ (3,453)   $  3,708
                                                              ========    ========
Included in accompanying balance sheets under the following
  captions:
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................  $  2,576    $  7,075
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    (6,029)     (3,367)
                                                              --------    --------
                                                              $ (3,453)   $  3,708
                                                              ========    ========

NOTE E -- LONG TERM DEBT

     The following is a summary of the Company's long-term debt at December 31, 1997 and 1998 (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
10 3/4% Senior Notes Due 2008...............................       --          $100,000
Fleet Capital Term Loan.....................................       --             5,286
Other term loans............................................       --             1,929
                                                                   --          --------
                                                                                107,215
Less amounts due within one year............................       --            (1,830)
                                                                   --          --------
          Total long-term debt..............................       $--         $105,385
                                                                   ==          ========

     In July 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses (the "Offering"). The Company used approximately $27.5 million of the proceeds to repay borrowings under the short-term loan and its revolving credit facility used for upgrades to the Austral Horizon and the Atlantic Horizon and has used the rest of the proceeds to fund the remaining upgrades of these two vessels.

     The Company had an agreement with Bank One, Texas N.A. with respect to a $20 million revolving credit facility secured by the Company's accounts receivable (the "Bank One Credit Facility). The amount the Company could borrow under the facility was limited to a borrowing base that is equal to 90% of the eligible U.S. and U.K. investment grade accounts receivable, as defined, 100% of receivables secured by acceptable letters of credit, and 80% of eligible non-investment grade domestic and other foreign receivables. Interest only was payable monthly or at the end of LIBOR interest periods, and the credit facility was payable in full on June 1, 1999. Mandatory prepayments were required if borrowings exceed the borrowing base. Interest accrued under the credit facility at the bank's base rate or LIBOR plus a spread of 1.375% if the Company's debt to net worth ratio was less than 1 to 1, and 1.625% if such ratio was equal to or greater than 1 to 1. As of December 31, 1998, the Company had a borrowing base of approximately $20 million under this facility and no borrowings were outstanding. This credit facility was terminated on March 26, 1999 when the

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

Company entered into a new credit facility with Norwest Business Credit, Inc. See Note O "Subsequent Events."

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

     In connection with the NRG Acquisition in November 1998, the Company assumed approximately $2.0 million of term loans payable. The notes have monthly payments ranging from approximately $5,300 to $26,000, interest rates ranging from 5.75% to 9.7%, and maturities ranging from April 2000 to August 2002.

     The annual maturities of debt for succeeding years are as follows:

YEAR                                                          IN THOUSANDS
----                                                          ------------
1999........................................................    $  1,830
2000........................................................       1,866
2001........................................................       1,609
2002........................................................       1,335
2003........................................................         575
Thereafter..................................................     100,000
                                                                --------
          Total.............................................    $107,215
                                                                ========

The Company capitalized approximately $1,931,000 of interest expense for the year ended December 31, 1998, primarily related to the upgrades of the Austral Horizon and Atlantic Horizon. No interest was capitalized for the years ended December 31, 1996 and 1997.

NOTE F -- LEASE OBLIGATIONS

     Property and equipment in the accompanying consolidated balance sheets includes the following assets held under capital leases (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Geophysical equipment.......................................  $15,311    $31,739
Accumulated amortization....................................   (6,704)    (2,988)
                                                              -------    -------
Assets under capital lease, net.............................  $ 8,607    $28,751
                                                              =======    =======

     For the year ended December 31, 1997 and the nine months ended September 30, 1998, the Company was allocated a portion of the office lease expense incurred by Seitel under its operating lease for the corporate office based on the actual cost of such office space pro-rated to the square footage utilized by the Company. Additionally, the Company directly leases office space and charters vessels and geophysical equipment under certain non-cancelable operating leases. Rental expense for 1996, 1997 and 1998 was approximately $142,000, $4,293,000 and $11,613,000, respectively, related to these leases.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     Future minimum lease payments for each of the five years subsequent to December 31, 1998 are as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
1999........................................................  $ 7,914     $ 6,764
2000........................................................    7,914       3,146
2001........................................................    7,914       1,284
2002........................................................    7,914         764
2003........................................................    1,319         649
Thereafter..................................................       --       3,870
                                                              -------     -------
Total minimum lease payments................................   32,975     $16,477
                                                                          =======
Less amount representing interest...........................   (4,569)
                                                              -------
Present value of net minimum lease payments.................  $28,406
                                                              =======

     The capital lease obligation outstanding as of December 31, 1998 with British Linen Bank has an annual interest rate of approximately 7.36%.

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

     On July 23, 1997, the Company issued 25,000 shares of common stock to the president of the Company for a note valued at $425,000 which represented the fair value of the Company's common stock at that date. The note bears interest at 6% and is for a term of eight years. Interest is payable quarterly until September 2000 when equal payments of principal plus interest are payable monthly until July 2005. The note is secured by a pledge of the 25,000 shares of common stock in favor of the Company.

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

     Shareholder Rights Plan: In August 1998, the Company adopted a Shareholder Rights Plan pursuant to which rights to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $46 per share were distributed to the shareholders. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES stock or announces a tender or exchange offer, the consummation of which would allow such person or group to own 15% or more of the Company's common stock. Additionally, if a person or group becomes the beneficial owner of 15% or more of the Company's common stock, each right not owned by that person or group will entitle the rightholder to purchase, at the right's then current exercise price, common stock with a market value of twice the right's exercise price. The Company will have the option to redeem the rights at a price of $.001 per right at any time until the 10th day following a public announcement that a 15% position has been acquired. On August 4, 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right per each share of common stock. Such dividend was distributed to shareholders of record on August 31, 1998.

     1998 Acquisitions: In March 1998, the Company completed the acquisition of a privately held shot-hole drilling and front-end service company for a purchase price of approximately $6.3 million consisting of cash and 98,360 shares of the Company's common stock. In November 1998, the Company completed the acquisition of the assets of NRG Services, a Canadian land-based seismic company for a purchase price of approximately $4.5 million consisting of cash, assumption of debt, and the issuance of 200,950 shares of the Company's common stock.

     Stock Option Plans: In May 1997, the Company adopted a stock option plan (the "1997 Stock Option Plan") whereby 1,100,000 shares of common stock were reserved for issuance pursuant to such plan. Under the stock option plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options. Options are granted at or above the market price of the Company's stock on the date of grant. As of December 31, 1997 and 1998, 763,250 and 878,050, respectively, options are outstanding under the plan.

     In May 1997, the Company adopted an independent directors stock option plan and 100,000 shares were reserved for issuance pursuant to such plan. Under this plan, options are automatically granted to independent directors upon their election and reelection as directors of the Company. Such options are granted at the fair market value of the Company's stock on the date of grant. As of December 31, 1997 and 1998, 30,000 and 40,000, respectively, options are outstanding under the plan.

     Effective December 11, 1998, the Company amended the exercise price of all options outstanding under the 1997 Stock Option Plan and the Independent Directors Stock Option Plan to $8 per share.

     The following summarizes information with regard to the stock option plans for the years ended December 31, 1997 and 1998 (shares in thousands):

                                                      1997                        1998
                                            -------------------------   -------------------------
                                                     WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                            ------   ----------------   ------   ----------------
Outstanding at beginning of year..........    --              --         793          $16.81
  Granted.................................  793..         $16.81         153           10.38
  Exercised...............................  --..              --          --              --
  Forfeited...............................  --..              --         (28)          16.84
                                             ---          ------         ---          ------
Outstanding at end of year................  793..         $16.81         918          $ 8.00
                                             ===          ======         ===          ======
Options exercisable at end of year........    --              --         305          $ 8.00
                                             ===          ======         ===          ======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The following table summarizes information for the options outstanding at December 31, 1998 (shares in thousands):

                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                      --------------------------------------   ----------------------
                                                      WEIGHTED
                                       NUMBER OF       AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
                                        OPTIONS       REMAINING     AVERAGE      OPTIONS     AVERAGE
                                      OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES              AT 12/31/98   LIFE IN YEARS    PRICE     AT 12/31/98    PRICE
------------------------              -----------   -------------   --------   -----------   --------
$8.00...............................      918            8.4         $8.00         305        $8.00
                                          ===           ====         =====         ===        =====

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                       1997     1998
                                                                      ------   ------
Net income.......................  As reported......................  $4,400   $4,011
                                   Pro Forma........................   3,635    1,504
Basic earnings per share.........  As reported......................  $ 0.81   $ 0.47
                                   Pro Forma........................    0.67     0.18
Diluted earnings per share.......  As reported......................  $ 0.81   $ 0.46
                                   Pro Forma........................    0.67     0.17

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1998: risk-free interest rates ranging from 5.5% to 6.5%; dividend yield of 0%; stock price volatility ranging from 40.6% to 45.2%; and an expected option life of ten years. The weighted-average fair value of options granted during 1997 and 1998 was $12.06 and $5.82 per option, respectively.

NOTE H -- COMMITMENTS AND CONTINGENCIES

     Employment Agreements: In connection with the completion of the IPO in August 1997, the Company entered into employment agreements with five of its executive officers. In February 1999, the Company entered into an employment agreement with one additional executive.

     Litigation: The Company is involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its consolidated results of operations or financial position.

     Financing Commitments: In February 1999, the Company obtained a non-binding commitment from a financial institution for a financing of $10.0 million to be secured by seismic equipment and the vessel Atlantic Horizon. The financing will be for a term of seven years, with an interest rate of approximately 8.5%, and monthly payments of approximately $122,000 with the remaining principal and interest payable at the end of the term.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE I -- EMPLOYEE BENEFIT PLANS

     In July 1997, the Company adopted the Eagle Geophysical, Inc. 401k Retirement Plan (the "Plan") which is a defined contribution plan for all eligible employees in the United States. The Company matches employee contributions up to specified limits and may contribute a portion of the net profits of the Company in accordance with the Plan. For the years ended December 31, 1997 and 1998, the Company incurred expenses of approximately $32,000 and $123,000 respectively, for its matching contributions to the Plan.

     The Company provides for the retirement of its United Kingdom employees through The Horizon Pension Plan (the "Pension Plan"). The Pension Plan provides defined retirement benefits as defined in the Trust Deed and is managed by the Trustees. The following table sets forth the projected benefit obligation and the funded status of the Pension Plan as of December 31, 1997 and 1998 in accordance with SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" (in thousands):

                                                               1997     1998
                                                              ------   ------
Projected Benefit Obligation -- Beginning of Year...........  $4,733   $6,230
Service Cost................................................     406    1,325
Interest Cost...............................................     403      442
Employee Contributions......................................     151      604
Actuarial (Gain)/Loss.......................................     667    1,032
Benefits Paid...............................................    (130)     (75)
                                                              ------   ------
Projected Benefit Obligation -- End of Year.................  $6,230   $9,558
                                                              ======   ======

     The following table sets forth the activity related to the Pension Plan's assets for the years ended December 31, 1997 and 1998:

                                                               1997     1998
                                                              ------   ------
Fair Value of Plan Assets -- Beginning of Year..............  $5,969   $7,271
Actual Return on Plan Assets................................   1,099      931
Employer Contributions......................................     430      747
Employee Contributions......................................     151      604
Benefits Paid...............................................    (130)     (75)
Foreign Exchange Gain/(Loss)................................    (248)      86
                                                              ------   ------
Fair Value of Plan Assets -- End of Year....................  $7,271   $9,564
                                                              ======   ======

     The following tables present the funded status and the net periodic pension cost of the Pension Plan:

                                                               1997    1998
                                                              ------   -----
FUNDED STATUS
  Funded Status -- Unrecognized.............................  $1,041   $ (66)
  Unrecognized, Net Loss (Gain).............................     159     852
  Unrecognized Transition Obligation (Asset)................    (597)   (530)
                                                              ------   -----
  Prepaid (accrued) Pension Cost............................  $  603   $ 256
                                                              ======   =====

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

                                                              1996     1997     1998
                                                              -----   ------   ------
NET PENSION COST
  Service Cost..............................................  $ 379   $  406   $1,325
  Interest Cost.............................................    330      403      442
  Expected Return on Plan Assets............................   (627)  (1,102)    (589)
  Net Amortization and Deferral.............................    118      512      (75)
                                                              -----   ------   ------
  Net Pension Cost..........................................  $ 200   $  219   $1,103
                                                              =====   ======   ======

     The major assumptions used in computing the net pension cost were:

                                                              1996   1997   1998
                                                              ----   ----   ----
Discount rate...............................................  9.0%   8.5%   5.0%
Expected long term rate of return on plan assets............  9.5%   9.0%   8.0%
Rate of increase in compensation levels.....................  6.5%   6.5%   3.5%

NOTE J -- RELATED PARTY TRANSACTIONS

     The Company enters into various transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the years ended December 31, 1996, 1997 and 1998, the Company recognized revenue of $27,217,000, $42,265,000 and $74,771,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries. Prior to August 11, 1997 such revenues from affiliates were based on prices charged to unaffiliated third parties for similar work. Gross margin recognized on work for affiliates was limited in each reporting period to the total margin percentage earned on work for unaffiliated parties. Subsequent to August 11, 1997, revenues from affiliates were based on agreed upon contractual amounts and terms similar to contracts with other third party customers.

     Prior to the IPO, the Company reimbursed Seitel for direct and indirect costs of certain Seitel employees who provided services to the Company and for other costs, primarily general and administrative expenses, related to the Company's operations. Seitel allocated indirect costs to the Company using a formula based on the ratio of the Company's levels of revenue, number of personnel or other factors, as applicable, to the total consolidated Seitel levels for such factors. Management of the Company believes that the use of such formula resulted in a reasonable allocation of indirect costs. During the period from January 1, 1997 to August 11, 1997, the Company recorded general and administrative costs allocated from Seitel of $818,000. Prior to August 11, 1997, Seitel funded the Company's direct operating costs through intercompany advances and was reimbursed for such advances with available cash. Amounts payable to or receivable from Seitel and its subsidiaries bore interest at the same rates which Seitel was charged or received. During the period from January 1, 1997 to August 11, 1997, the Company recorded net interest income of $404,000 related to the amounts payable to or receivable from Seitel and its subsidiaries.

     On July 22, 1997 the Company declared a dividend to Seitel for its receivable for work performed by the Company for Seitel and its subsidiaries prior to the IPO. On August 11, 1997, the Company settled this receivable through a non-cash dividend, which amounted to approximately $6,651,000.

     Prior to the IPO, the Company leased certain marine seismic equipment to Horizon Exploration Ltd., a marine seismic company wholly-owned by ERI, under a five-year operating rental agreement expiring June 30, 2001. For the years ended December 31, 1996, 1997, and 1998, the Company recognized revenues of $828,000, $1,783,000 and $1,794,000, respectively, related to this lease. Subsequent to the IPO and the ERI acquisition, $694,000 and $1,794,000 of such rental income and expense has been eliminated in the Company's consolidated results of operations, for the years ended December 31, 1997 and 1998, respectively.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The Company and Seitel have entered into a number of agreements for the purpose of defining their continuing relationship. Conflicts of interest may arise in the future between Seitel and the Company in connection with these agreements and other areas of their ongoing relationship. The following is a summary of certain arrangements between the Company and Seitel.

     Master Separation Agreement: The Master Separation Agreement provided for the Company and Seitel to enter into a Sublease, a Registration Rights Agreement, a Tax Indemnity Agreement and an Administrative Services Agreement. In addition, the Master Separation Agreement required the Company to repay indebtedness owed by the Company and its subsidiaries to Seitel and indebtedness owed by the Company and its subsidiaries to third parties guaranteed by Seitel contemporaneously with the consummation of the IPO. Under the Master Separation Agreement, Seitel and its subsidiaries and the Company and its subsidiaries have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the IPO including liabilities under the Securities Act with respect to the IPO. The Master Separation Agreement also provides for continued access by the Company to historical financial and operational information relating to the Company and its subsidiaries maintained by Seitel.

     Sublease: The Sublease between the Company and Seitel provided for the Company to lease its principal corporate offices, comprising approximately 7,600 square feet, from Seitel for a term of three years at an annual rent of approximately $85,000. The Sublease also provided for the Company to utilize certain shared office equipment, such as phone systems and central computer systems, for an additional charge. The Company terminated this agreement effective September 30, 1998 after occupying a new corporate office, at no additional expense to the Company.

     Registration Rights Agreement: Pursuant to the Registration Rights Agreement, the Company has agreed to register the offer and sale by Seitel on a delayed and continuous basis from time to time of the shares of common stock owned by Seitel after the IPO at the expense of the Company.

     Tax Indemnity Agreement: Prior to the IPO, the Company was a member of the Seitel affiliated group and filed its tax returns on a consolidated basis with such group. After the IPO, the Company is no longer a member of the Seitel affiliated group. The Company and Seitel have entered into a Tax Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for periods before and after the IPO. Pursuant to the Tax Indemnity Agreement, the Company is required to pay Seitel (to the extent not already paid) its share of federal income taxes prior to the date of consummation of the IPO, and is responsible for federal income taxes from its operations on and after the date of the IPO. Any subsequent refunds, additional taxes or penalties or other adjustments relating to the Company's federal income taxes for periods prior to the date of consummation of the IPO shall be for the benefit of or be borne by Seitel. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local income taxes.

     Administrative Services Agreement: Seitel and the Company entered into an Administrative Services Agreement pursuant to which Seitel provides the Company with administrative services, primarily accounting services, at or up to the same levels as provided prior to the IPO. Seitel provided these services for a 90-day transition period after the IPO to allow the Company adequate time to build an internal administrative staff. The Company paid Seitel approximately $5,500 for these services at Seitel's actual cost of providing these services for the year ended December 31, 1997.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE K -- MAJOR CUSTOMERS

     During each of the years ended December 31, 1996, 1997 and 1998, certain customers accounted for 10% or more of the Company's consolidated revenue as follows:

                                                              1996   1997   1998
                                                              ----   ----   ----
Affiliated companies, wholly-owned subsidiaries of Seitel:
  Seitel Data, Ltd..........................................   28%    46%    54%
  DDD Energy Inc............................................   29%     8%     7%
Unaffiliated companies......................................   20%    --     --

     The Company extends credit to various companies in the oil and gas industry for the acquisition of seismic data, which results in a concentration of credit risk. The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately 24 months old. Management currently believes that this receivable is collectible, although in light of the age of the receivable, the Company has provided a valuation reserve of $1,884,000 and has classified the net receivable as a long-term asset as of December 31, 1998.

NOTE L -- OPERATING SEGMENT DISCLOSURES

     The Company's principal operations are in the United States, Europe and Canada. Financial information by geographic area is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------   --------   --------
Operating revenues:
  United States.......................................  $48,136   $ 70,185   $ 90,162
  Europe and other areas..............................       --      8,876     31,341
                                                        -------   --------   --------
          Total operating revenues....................  $48,136   $ 79,061   $121,503
                                                        =======   ========   ========
Operating Income:
  United States.......................................  $10,539   $ 15,998   $ 19,920
  Europe and other areas..............................       --      2,255     13,589
  General corporate expense...........................       --     (2,070)    (4,453)
                                                        -------   --------   --------
     Total operating income...........................   10,539     16,183     29,056
     Depreciation and amortization....................    3,409      8,584     18,847
     Net interest and other expense...................      531        205      3,153
                                                        -------   --------   --------
     Income before provision for income taxes.........  $ 6,599   $  7,394   $  7,056
                                                        =======   ========   ========
Identifiable Assets:
  United States.......................................  $26,721   $ 47,568   $176,553
  Europe and other areas..............................       --     66,668     83,166
                                                        -------   --------   --------
     Total Identifiable assets........................   26,721    114,236    259,719
     Corporate assets.................................       --     10,069     13,476
                                                        -------   --------   --------
          Total assets................................  $26,721   $124,305   $273,195
                                                        =======   ========   ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

     The following is a summary of business segment information prepared in accordance with the requirements of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". Management of the Company reviews the financial information primarily by its two seismic operating segments, onshore seismic data acquisition and offshore seismic data acquisition. The onshore operating segment includes the shot-hole drilling operation acquired from the SDS Acquisition in March 1998 and the Canadian onshore operation acquired from the NRG Acquisition in November 1998 (in thousands).

                                                      ONSHORE      OFFSHORE    CORPORATE
                                                     OPERATIONS   OPERATIONS    OFFICE      TOTAL
                                                     ----------   ----------   ---------   --------
1998
  Operating Revenues...............................   $79,372      $ 42,131     $    --    $121,503
  Operating Income.................................    20,865        12,644      (4,453)     29,056
  Depreciation & Amortization......................     9,341         9,442          64      18,847
  Interest & other, net............................       236         3,340        (423)      3,153
  Income before taxes..............................    11,288          (138)     (4,094)      7,056
  Identifiable Assets..............................    65,295       194,424      13,476     273,195
  Capital Expenditures.............................    19,236       127,292         364     146,892
1997
  Operating Revenues...............................    61,745        17,316          --      79,061
  Operating Income.................................    15,024         3,229      (2,070)     16,183
  Depreciation & Amortization......................     6,071         2,509           4       8,584
  Interest & other, net............................       601           (43)       (353)        205
  Income before taxes..............................     8,352           763      (1,721)      7,394
  Identifiable Assets..............................    46,882        67,700       9,723     124,305
  Capital Expenditures.............................    14,041        18,276          58      32,375
1996
  Operating Revenues...............................    48,136            --          --      48,136
  Operating Income.................................    10,539            --          --      10,539
  Depreciation & Amortization......................     3,409            --          --       3,409
  Interest & other, net............................       531            --          --         531
  Income before taxes..............................     6,599            --          --       6,599
  Identifiable Assets..............................    26,721            --          --      26,721
  Capital Expenditures.............................     7,928            --          --       7,928

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996, 1997 and 1998 (in thousands) :

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
1996
  Revenues...............................  $ 5,974    $11,777     $12,138        $18,247
  Operating costs and expenses...........    4,697      9,412       9,660         13,828
     (excluding depreciation and
       amortization)
  Depreciation and amortization..........      657        640       1,018          1,094
  Interest and other, net................      136        158         167             70
  Income before income taxes.............      484      1,567       1,293          3,255
  Net income applicable to common
     shares..............................      306        993         819          2,061
  Net income per common
     share -- basic(1)...................  $   .09    $   .29     $   .24        $   .61
  Net income per common share --
     diluted(1)..........................  $   .09    $   .29     $   .24        $   .61
1997
  Revenues...............................  $12,981    $15,785     $25,216        $25,079
  Operating costs and expenses...........    9,736     12,608      20,451         20,083
     (excluding depreciation and
       amortization)
  Depreciation and amortization..........    1,302      1,470       2,613          3,199
  Interest and other, net................      158       (124)        646           (475)
  Income before income taxes.............    1,785      1,831       1,506          2,272
  Net income applicable to common
     shares..............................    1,130      1,160         913          1,197
  Net income per common
     share -- basic(1)...................  $   .33    $   .34     $   .14        $   .14
  Net income per common share --
     diluted(1)..........................  $   .33    $   .34     $   .14        $   .14
1998
  Revenues...............................  $23,880    $34,336     $33,930        $29,357
  Operating costs and expenses...........   19,935     25,404      22,384         24,724
     (excluding depreciation and
       amortization)
  Depreciation and amortization..........    2,888      4,799       5,191          5,969
  Interest and other, net................       13        338       2,196            606
  Income before income taxes.............    1,044      3,795       4,159         (1,942)
  Net income (loss) applicable to common
     shares..............................      621      2,258       2,490         (1,358)
  Net income (loss) per common share --
     basic(1)............................  $   .07    $   .26     $   .29        $  (.16)
  Net income (loss) per common share --
     diluted(1)..........................  $   .07    $   .26     $   .29        $  (.16)

---------------

(1) The sum of individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

NOTE N -- SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 20, 1998, the Company completed the offering of its $100 million
10 3/4% Senior Notes due 2008 to repay approximately $27.5 million borrowed under a short-term loan and the revolving credit facility to pay for upgrades to the Austral Horizon and the Atlantic Horizon and to fund the remaining upgrades of these two vessels. In connection with the Offering, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") agreed to guarantee the Company's obligations under the Senior Notes. Certain other subsidiaries (the "Non-Guarantor Subsidiaries") are not required to guarantee the Senior Notes.

     The following tables present the condensed consolidating balance sheets of Eagle Geophysical, Inc. as a parent company, its Guarantor Subsidiaries and its Non-Guarantor Subsidiaries as of December 31, 1998 and December 31, 1997 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended December 31, 1998.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                      RECLASSIFICATIONS
                             EAGLE GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          EAGLE GEOPHYSICAL, INC.
                                 PARENT COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         AND SUBSIDIARIES
                             -----------------------   ------------   -------------   -----------------   -----------------------
Current assets:
  Cash and cash
    equivalents............         $     352            $  7,597        $ 3,547          $ (1,165)              $ 10,331
  Restricted cash..........                --                  --          5,000                --                  5,000
  Receivables, net.........                --              35,462          2,474                --                 37,936
  Inventory................                --                  --          2,230                --                  2,230
  Prepaid expenses and
    other assets...........                50               1,354          1,966                --                  3,370
                                    ---------            --------        -------          --------               --------
         Total Current
           Assets..........               402              44,413         15,217            (1,165)                58,867
  Property and equipment,
    net....................                --             129,041         46,197                --                175,238
  Goodwill, net............                --               2,359         16,817                --                 19,176
  Other assets, net........             3,477              14,465          1,972                --                 19,914
  Intercompany investments
    and advances...........            19,152                  --             --           (19,152)                    --
                                    ---------            --------        -------          --------               --------
         Total Assets......         $  23,031            $190,278        $80,203          $(20,317)              $273,195
                                    =========            ========        =======          ========               ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of
  long-term debt and
  capital lease
  obligations..............         $      --            $  1,830        $ 6,063          $     --               $  7,893
Accounts payable...........                --              13,193          5,045            (1,165)                17,073
Intercompany payables,
  net......................          (157,828)            149,091         25,418           (16,681)                    --
Accrued liabilities........               632               4,895         18,932                --                 24,459
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts....                --               3,367             --                --                  3,367
                                    ---------            --------        -------          --------               --------
         Total Current
           Liabilities.....          (157,196)            172,376         55,458           (17,846)                52,792
Long-term debt.............           100,000               5,385             --                --                105,385
Capital leases
  obligations..............                --                  --         22,343                --                 22,343
Deferred income taxes and
  other obligations........             1,353               1,522             --                --                  2,875
                                    ---------            --------        -------          --------               --------
         Total
           Liabilities.....           (55,843)            179,283         77,801           (17,846)               183,395
                                    ---------            --------        -------          --------               --------
Stockholders' Equity.......            78,874              10,995          2,402            (2,471)                89,800
                                    ---------            --------        -------          --------               --------
         Total Liabilities
           and
           Stockholders'
           Equity..........         $  23,031            $190,278        $80,203          $(20,317)              $273,195
                                    =========            ========        =======          ========               ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                    EAGLE                                        RECLASSIFICATIONS         EAGLE
                              GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                               PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                              -----------------   ------------   -------------   -----------------   -----------------
Current assets:
  Cash and cash
     equivalents............      $  8,450          $ 1,871         $ 4,659          $     --            $ 14,980
  Restricted cash...........            --               --           4,502                --               4,502
  Receivables, net..........            89           25,339           1,485                --              26,913
  Inventory.................            --                7           1,327                --               1,334
  Prepaid expenses and other
     assets.................         2,357              515           1,866            (1,950)              2,788
                                  --------          -------         -------          --------            --------
          Total Current
            Assets..........        10,896           27,732          13,839            (1,950)             50,517
  Property and equipment,
     net....................            54           22,338          32,805                --              55,197
  Goodwill, net.............            --               --          17,990                --              17,990
  Other assets, net.........           104              393           1,972            (1,868)                601
  Intercompany
     investments............        11,789               --              --           (11,789)                 --
                                  --------          -------         -------          --------            --------
          Total Assets......      $ 22,843          $50,463         $66,606          $(15,607)           $124,305
                                  ========          =======         =======          ========            ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital
  lease obligations.........      $     --          $    --         $ 2,816          $     --            $  2,816
Accounts payable............           934            8,198           6,539                --              15,671
Intercompany payables,
  net.......................       (58,340)          25,681          41,987            (9,328)                 --
Accrued liabilities.........           278            3,095           6,426            (1,950)              7,849
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts.....            --            5,842             187                --               6,029
                                  --------          -------         -------          --------            --------
          Total Current
            Liabilities.....       (57,128)          42,816          57,955           (11,278)             32,365
Capital leases
  obligations...............            --               --           7,944                --               7,944
Deferred income taxes and
  other obligations.........            --            1,868              --            (1,868)                 --
                                  --------          -------         -------          --------            --------
          Total
            Liabilities.....       (57,128)          44,684          65,899           (13,146)             40,309
                                  --------          -------         -------          --------            --------
Stockholders' Equity........        79,971            5,779             707            (2,461)             83,996
                                  --------          -------         -------          --------            --------
          Total Liabilities
            and
            Stockholders'
            Equity..........      $ 22,843          $50,463         $66,606          $(15,607)           $124,305
                                  ========          =======         =======          ========            ========