Form 10-Q
period 1999-03-31
EAGLE GEOPHYSICAL INC
filed 1999-05-14
CIK 1039971

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-22863

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0522659
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                 2603 AUGUSTA                                      77057
                  SUITE 1400                                     (Zip Code)
                HOUSTON, TEXAS
            (Address of Principal
              Executive offices)

       Registrant's telephone number, including area code: (713) 243-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of May 14, 1999: 8,788,310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                              PAGE
                                                              ----
PART I -- Financial Information.............................    3
  Item 1. Financial Statements..............................    3
     Consolidated Balance Sheets -- December 31, 1998 and
      March 31, 1999 (unaudited)............................    3
     Consolidated Statements of Operations for the three
      month periods ended March 31, 1998 and 1999
      (unaudited)...........................................    4
     Consolidated Statements of Cash Flows for the three
      month periods ended March 31, 1998 and 1999
      (unaudited)...........................................    5
     Consolidated Statement of Stockholders' Equity.........    6
     Notes to Unaudited Condensed Consolidated Financial
      Statements............................................    7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   20
PART II -- Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   21

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 10,331      $  6,738
  Restricted Cash...........................................       5,000         5,000
  Receivables:
    Trade, billed...........................................       4,029         8,105
    Cost and estimated earnings in excess of billings on
     uncompleted contracts..................................       7,075           368
    Other...................................................       1,076         1,552
  Due from affiliate........................................      25,756        26,900
  Inventory.................................................       2,230         2,646
  Prepaid expenses and other assets.........................       3,370         3,143
                                                                --------      --------
         Total current assets...............................      58,867        54,452
PROPERTY AND EQUIPMENT, AT COST:
  Vessels and geophysical equipment.........................     148,489       165,120
  Construction in Progress..................................      56,782        57,083
  Furniture, fixtures and other.............................       1,528         1,682
                                                                --------      --------
                                                                 206,799       223,885
Less: Accumulated depreciation..............................     (31,561)      (37,907)
                                                                --------      --------
         Net property and equipment.........................     175,238       185,978
MULTI-CLIENT DATA LIBRARY...................................      15,910        18,624
GOODWILL, NET...............................................      19,176        18,825
OTHER LONG-TERM ASSETS......................................       4,004         4,041
                                                                --------      --------
         TOTAL ASSETS.......................................    $273,195      $281,920
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $  1,830      $ 15,437
  Current portion of capital lease obligations..............       6,063         6,167
  Accounts payable..........................................      17,073        25,226
  Accrued liabilities.......................................      24,459        13,987
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       3,367         6,398
                                                                --------      --------
         Total current liabilities..........................      52,792        67,215
LONG-TERM DEBT..............................................     105,385       104,918
CAPITAL LEASE OBLIGATIONS...................................      22,343        20,757
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................       2,875         2,655
                                                                --------      --------
         TOTAL LIABILITIES..................................     183,395       195,545
                                                                --------      --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
    and outstanding.........................................          --            --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; 8,788,310 shares issued and
    outstanding at December 31, 1998 and March 31, 1999
    (unaudited).............................................          88            88
  Additional paid-in capital................................      84,412        84,412
  Retained earnings.........................................       5,725         2,300
  Note receivable from Stockholder..........................        (425)         (425)
                                                                --------      --------
         TOTAL STOCKHOLDERS' EQUITY.........................      89,800        86,375
                                                                --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $273,195      $281,920
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

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTH
                                                                PERIODS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
REVENUES(1).................................................  $23,880   $28,135
EXPENSES
  Operating expenses (exclusive of depreciation and
     amortization shown below)(1)...........................   17,439    20,808
  Depreciation and amortization.............................    2,888     6,697
  Selling, general and administrative expenses..............    2,496     2,466
  Interest expense..........................................      188     2,274
  Interest income...........................................     (221)      (78)
  Other, net................................................       46        (7)
                                                              -------   -------
                                                               22,836    32,160
                                                              -------   -------
Income (loss) before provision for income taxes.............    1,044    (4,025)
Provision (benefit) for income taxes........................      423      (600)
                                                              -------   -------
NET INCOME (LOSS)...........................................  $   621   $(3,425)
                                                              =======   =======
Basic earnings (loss) per share.............................  $   .07   $  (.39)
                                                              =======   =======
Weighted average number of common shares (basic)............    8,498     8,788
                                                              =======   =======
Diluted earnings (loss) per share...........................  $   .07   $  (.39)
                                                              =======   =======
Weighted average number of common shares (diluted)..........    8,499     8,788
                                                              =======   =======

---------------

(1) Includes revenue from affiliates of $14,309 and $18,120 for the unaudited three month periods ended March 31, 1998 and 1999, respectively, and operating expenses related to such affiliate revenue of $12,204 and $15,181 for the unaudited three month periods ended March 31, 1998 and 1999, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTH PERIODS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $    621   $ (3,425)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,888      6,697
     Deferred income tax provision (benefit)................        85       (120)
     Bad debt expense.......................................       150         --
     Increase in receivables................................      (821)    (5,220)
     Decrease in other assets...............................       623      6,005
     Increase in accounts payable and other liabilities.....     8,761        611
                                                              --------   --------
          Total adjustments.................................    11,686      7,973
                                                              --------   --------
          Net cash provided by operating activities.........    12,307      4,548
                                                              --------   --------
Cash flows from investing activities:
  Purchase of equipment and vessel upgrades.................   (21,578)   (17,086)
  Cash paid for multi-client data library...................    (4,194)    (2,713)
  Cash paid for shot-hole drilling company, net of cash
     acquired...............................................    (3,470)        --
  Cash deposited in connection with a capital lease.........      (498)        --
                                                              --------   --------
          Net cash used in investing activities.............   (29,740)   (19,799)
                                                              --------   --------
Cash flows from financing activities:
  Borrowings under credit facility..........................     7,000     18,099
  Repayments under credit facility..........................        --     (4,500)
  Principal payments on term loans..........................        --       (459)
  Principal payments on capital leases......................      (908)    (1,482)
                                                              --------   --------
          Net cash provided by financing activities.........     6,092     11,658
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (11,341)    (3,593)
Cash and cash equivalents at beginning of period............    14,980     10,331
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  3,639   $  6,738
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest, net.............................................  $    194   $  4,820
                                                              ========   ========
  Income taxes..............................................  $    129   $     --
                                                              ========   ========
Noncash investing & financing activities:
  Purchase of shot-hole drilling company for 98,360 shares
     of common stock........................................  $  1,125   $     --
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                NOTE
                                    COMMON STOCK     ADDITIONAL              RECEIVABLE        TOTAL
                                   ---------------    PAID-IN     RETAINED      FROM       STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      EQUITY
                                   ------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1998.......  8,788     $88      $84,412     $ 5,725       $(425)        $89,800
  Unaudited:
     Net Loss....................     --      --           --      (3,425)         --          (3,425)
                                   -----     ---      -------     -------       -----         -------
Balance, March 31, 1999..........  8,788     $88      $84,412     $ 2,300       $(425)        $86,375
                                   =====     ===      =======     =======       =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. BASIS OF PRESENTATION AND SIGNIFICANT ACTIVITIES

     The accompanying unaudited interim condensed consolidated financial statements of Eagle Geophysical, Inc. (the "Company") for the three months ended March 31, 1998 and 1999 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     In May 1999, the Company initiated discussions with a vessel owner for the decommissioning and release of the charter for the seismic vessel Discoverer. The vessel is currently working on a contract which the Company expects to be completed in June 1999.

     In April 1999, in an effort to reduce costs and improve utilization of existing owned vessels, the Company decommissioned the Celtic Horizon. Negotiations are underway with the charter operator to terminate the current lease commitment.

     In April 1999, the Company obtained a commitment from a financial institution, subject to negotiation and execution of final documentation, for the financing of the seismic recording system and streamers for the vessel Atlantic Horizon. The financing will be an equipment term loan of approximately $12.0 million payable over a term of seven years at an interest rate of approximately 9.2% with monthly payments of principal and interest due of approximately $150,000, with all remaining principal and interest due at the end of the term. The loan will be secured by the recording system, streamers, and the vessel Atlantic Horizon.

2. EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings Per Share". The weighted average shares of common stock outstanding for the calculation of basic earnings per share was 8,498,000 and 8,788,000 for the three month periods ending March 31, 1998 and 1999 respectively. The weighted average shares of common stock outstanding for the calculation of diluted earnings per share was 8,499,000 for the three months ended March 31, 1998. Diluted earnings per share for the three months ended March 31, 1999 is equal to basic earnings per share due to the antidilutive effect of stock options for the period.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3. DEBT

     The Company had the following debt outstanding as of December 31, 1998 and March 31, 1999 (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
Borrowings pursuant to a revolving credit facility with
  Wells Fargo Business Credit, Inc.........................     $     --      $ 13,599
Fleet Capital Term Loan....................................        5,286         5,031
Other Term Loans...........................................        1,929         1,725
10 3/4% Senior Notes Due 2008..............................      100,000       100,000
                                                                --------      --------
                                                                 107,215       120,355
Less amounts due within one year...........................       (1,830)      (15,437)
                                                                --------      --------
Total long-term debt.......................................     $105,385      $104,918
                                                                ========      ========

     On March 26, 1999, the Company executed an agreement with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.), for a $20.0 million revolving credit facility secured by the Company's accounts receivable, inventory, and certain equipment (the "Wells Fargo Credit Facility"). The amount the Company may borrow is limited to a borrowing base that is equal to 85% of eligible U.S. accounts receivable. Interest accrues under the facility at the bank's base rate plus .375% or at LIBOR plus .275%. Interest only is payable monthly or at the end of applicable LIBOR interest periods. If all borrowings under the facility are not repaid annually, then an additional fee of .5% of the average borrowings outstanding is payable. On March 26, 1999, the Company borrowed $14.0 million from Wells Fargo and repaid $14.0 million of borrowings under a revolving credit facility with Bank One Texas, N.A. and terminated the agreement related to the Bank One credit facility. The Wells Fargo Credit Facility matures on March 26, 2002, at which time all amounts borrowed under this facility are due and payable. However, because the Wells Fargo Credit Facility requires that all collections of the Company's accounts receivable be paid to a lockbox controlled by Wells Fargo, all borrowings under this facility are classified as current liabilities for accounting purposes. As of March 31, 1999 and May 10, 1999, the Company had borrowings outstanding of $13.6 million and $13.9 million, respectively, and had $6.4 million and $6.1 million, respectively, of borrowing availability remaining under the Wells Fargo Credit Facility.

     The Wells Fargo Credit Facility includes financial covenants effective beginning March 26, 1999, which will require a level of operating performance to be achieved by the Company. Management believes the Company can comply with the financial covenants during 1999, however, no assurance of compliance can be provided.

     In connection with the acquisition of NRG Services, Inc. in November 1998, the Company assumed approximately $2.0 million of term loans payable. The notes have monthly payments ranging from approximately $5,300 to $26,000, interest rates ranging from 5.75% to 9.7%, and maturities ranging from April 2000 to August 2002.

     In July 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses (the "Offering"). The Company used the proceeds to fund upgrades on two seismic vessels, the Austral Horizon and the Atlantic Horizon.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

rate of 7.36%. Monthly payments of approximately $117,000 are payable under the loan with the Opseis system pledged as security for the loan.

4. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately twenty-four months old. Management currently believes that this receivable is collectible, although in light of the age of this receivable, the Company previously provided a valuation reserve of $1,884,000 and has classified the net receivable as a long-term asset as of December 31, 1998 and March 31, 1999.

5. RELATED PARTY TRANSACTIONS

     Prior to the Company's initial public offering in August 1997, the Company was a wholly-owned subsidiary of Seitel, Inc. Seitel currently owns approximately 17.3% of the outstanding common stock of the Company. Seitel has declared a dividend of the shares it owns of the Company to Seitel shareholders. Upon payment of this dividend, Seitel will no longer have an ownership interest in the Company.

     The Company enters into various types of transactions with Seitel and its subsidiaries. The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. For the unaudited three month periods ended March 31, 1998 and 1999, the Company recognized revenue of $14,309,000 and $18,120,000, respectively, for seismic data acquisition services performed for Seitel's subsidiaries.

6. OPERATING SEGMENT DISCLOSURES

     The following is a summary of business segment information prepared in accordance with the requirements of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" for the three months ended March 31, 1998 and 1999. Management of the Company reviews the financial information primarily by its two seismic operating segments, onshore seismic data acquisition and offshore seismic data acquisition.

                                                         ONSHORE      OFFSHORE    CORPORATE
                                                        OPERATIONS   OPERATIONS    OFFICE      TOTAL
                    MARCH 31, 1998                      ----------   ----------   ---------   -------
Operating Revenues....................................    17,835        6,045          --      23,880
Operating Income......................................     4,114        1,087      (1,256)      3,945
Identifiable Assets...................................    46,566       90,700       6,661     143,927
MARCH 31, 1999
Operating Revenues....................................    16,072       12,063          --      28,135
Operating Income......................................     5,173          349        (661)      4,861
Identifiable Assets...................................    57,785      211,235      12,900     281,920

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 20, 1998, the Company completed the offering of its $100 million
10 3/4% Senior Notes due 2008 to pay for upgrades on two seismic vessels, the Austral Horizon and Atlantic Horizon. In connection with the Offering, certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries") agreed to fully and unconditionally guarantee the Company's obligations under the Senior Notes. Certain other subsidiaries (the "Non-Guarantor Subsidiaries") are not required to guarantee the Senior Notes. There are no restrictions on the Company's ability to obtain dividends or other distribution of funds from the Guarantor Subsidiaries, except those imposed by applicable law.

     The following tables present the condensed consolidating balance sheets of Eagle Geophysical, Inc. as a parent company, its Guarantor Subsidiaries and its Non-Guarantor Subsidiaries as of December 31, 1998 and March 31, 1999 (unaudited) and the related condensed consolidating statements of operations and cash flows for the three months ended March 31, 1998 and 1999 (unaudited). The Company has not presented separate financial statements and other disclosure concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to investors.

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                               EAGLE                                                                  EAGLE
                                           GEOPHYSICAL,                                                           GEOPHYSICAL,
                                               INC.                             NON-        RECLASSIFICATIONS         INC.
                                              PARENT          GUARANTOR       GUARANTOR            AND                 AND
                                              COMPANY        SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS        SUBSIDIARIES
                                         -----------------   ------------   -------------   -----------------   -----------------
Current assets:
  Cash and cash equivalents............      $     352         $  7,597        $ 3,547          $ (1,165)           $ 10,331
  Restricted cash......................             --               --          5,000                --               5,000
  Receivables, net.....................             --           35,462          2,474                --              37,936
  Inventory............................             --               --          2,230                --               2,230
  Prepaid expenses and other assets....             50            1,354          1,966                --               3,370
                                             ---------         --------        -------          --------            --------
          Total Current Assets.........            402           44,413         15,217            (1,165)             58,867
  Property and equipment, net..........             --          129,041         46,197                --             175,238
  Goodwill, net........................             --            2,359         16,817                --              19,176
  Other assets, net....................          3,477           14,465          1,972                --              19,914
  Intercompany investments and
     advances..........................         19,152               --             --           (19,152)                 --
                                             ---------         --------        -------          --------            --------
          Total Assets.................      $  23,031         $190,278        $80,203          $(20,317)           $273,195
                                             =========         ========        =======          ========            ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and capital
  lease obligations....................      $      --         $  1,830        $ 6,063          $     --            $  7,893
Accounts payable.......................             --           13,193          5,045            (1,165)             17,073
Intercompany payables, net.............       (157,828)         149,091         25,418           (16,681)                 --
Accrued liabilities....................            632            4,895         18,932                --              24,459
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts............................             --            3,367             --                --               3,367
                                             ---------         --------        -------          --------            --------
          Total Current Liabilities....       (157,196)         172,376         55,458           (17,846)             52,792
Long-term debt.........................        100,000            5,385             --                --             105,385
Capital leases obligations.............             --               --         22,343                --              22,343
Deferred income taxes and other
  obligations..........................          1,353            1,522             --                --               2,875
                                             ---------         --------        -------          --------            --------
          Total Liabilities............        (55,843)         179,283         77,801           (17,846)            183,395
                                             ---------         --------        -------          --------            --------
Stockholders' Equity...................         78,874           10,995          2,402            (2,471)             89,800
                                             ---------         --------        -------          --------            --------
          Total Liabilities and
            Stockholders' Equity.......      $  23,031         $190,278        $80,203          $(20,317)           $273,195
                                             =========         ========        =======          ========            ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                                 MARCH 31, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                               EAGLE                                        RECLASSIFICATIONS         EAGLE
                                         GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                          PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                         -----------------   ------------   -------------   -----------------   -----------------
Current assets:
  Cash and cash equivalents.............     $   1,528         $  3,978        $ 1,232          $     --            $  6,738
  Restricted cash.......................            --               --          5,000                --               5,000
  Receivables, net......................            --           33,000          3,557                --              36,557
  Inventory.............................            --               --          2,646                --               2,646
  Prepaid expenses and other assets.....           690              663          2,158                --               3,511
                                             ---------         --------        -------          --------            --------
          Total Current Assets..........         2,218           37,641         14,593                --              54,452
  Property and equipment, net...........            --          128,248         57,730                --             185,978
  Goodwill, net.........................            --            2,373         16,452                --              18,825
  Other assets, net.....................         3,517           19,148             --                --              22,665
  Intercompany investments and
     advances...........................        19,152               --             --           (19,152)                 --
                                             ---------         --------        -------          --------            --------
          Total Assets..................     $  24,887         $187,410        $88,775          $(19,152)           $281,920
                                             =========         ========        =======          ========            ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and capital
  lease obligations.....................     $  13,599         $  1,838        $ 6,167          $     --            $ 21,604
Accounts payable........................            --            9,626         15,600                --              25,226
Intercompany payables, net..............      (169,564)         150,228         36,017           (16,681)                 --
Accrued liabilities.....................         1,670            2,264         10,053                --              13,987
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts.............................            --            6,398             --                --               6,398
                                             ---------         --------        -------          --------            --------
          Total Current Liabilities.....      (154,295)         170,354         67,837           (16,681)             67,215
Long-Term Debt..........................       100,000            4,918             --                --             104,918
Capital leases obligations..............            --               --         20,757                --              20,757
Deferred income taxes and other
  obligations...........................         1,330            1,325             --                --               2,655
                                             ---------         --------        -------          --------            --------
          Total Liabilities.............       (52,965)         176,597         88,594           (16,681)            195,545
                                             ---------         --------        -------          --------            --------
Stockholders' Equity....................        77,852           10,813            181            (2,471)             86,375
                                             ---------         --------        -------          --------            --------
          Total Liabilities and
            Stockholders' Equity........     $  24,887         $187,410        $88,775          $(19,152)           $281,920
                                             =========         ========        =======          ========            ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              EAGLE                                        RECLASSIFICATIONS          EAGLE
                                        GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND           GEOPHYSICAL, INC.
                                         PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES       ELIMINATIONS      AND SUBSIDIARIES
                                        -----------------   ------------   -------------   ------------------   -----------------
1998
REVENUES..............................       $    --          $19,150         $ 5,177            $(447)              $23,880
EXPENSES
  Operations Expenses (exclusive of
     Depreciation and amortization
     shown below).....................            --           14,262           3,624             (447)               17,439
  Depreciation and amortization.......             9            1,909             970               --                 2,888
  Selling, general and administrative
     expenses.........................         1,256              425             815               --                 2,496
  Interest and other expense, net.....           (60)             (19)             92               --                    13
                                             -------          -------         -------            -----               -------
                                               1,205           16,577           5,501             (447)               22,836
                                             -------          -------         -------            -----               -------
Income (loss) before provision for
  income taxes........................        (1,205)           2,573            (324)              --                 1,044
Provision (benefit) for income
  taxes...............................          (452)             880              (5)              --                   423
                                             -------          -------         -------            -----               -------
NET INCOME (LOSS).....................       $  (753)         $ 1,693         $  (319)           $  --               $   621
                                             =======          =======         =======            =====               =======
1999
REVENUES..............................       $    --          $24,367         $ 4,216            $(448)              $28,135
EXPENSES
  Operations Expenses (exclusive of
     Depreciation and amortization
     shown below).....................            --           18,739           2,517             (448)               20,808
  Depreciation and amortization.......            --            4,083           2,614               --                 6,697
  Selling, general and administrative
     expenses.........................            --            1,424           1,042               --                 2,466
  Interest and other expense, net.....         1,635              155             399               --                 2,189
                                             -------          -------         -------            -----               -------
                                               1,635           24,401           6,572             (448)               32,160
                                             -------          -------         -------            -----               -------
Income (loss) before provision for
  income taxes........................        (1,635)             (34)         (2,356)              --                (4,025)
Provision (benefit) for income
  taxes...............................          (613)             148            (135)              --                  (600)
                                             -------          -------         -------            -----               -------
NET INCOME (LOSS).....................       $(1,022)         $  (182)        $(2,221)           $  --               $(3,425)
                                             =======          =======         =======            =====               =======

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                               EAGLE                                        RECLASSIFICATIONS         EAGLE
                                         GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                          PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                         -----------------   ------------   -------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................       $  (753)         $ 1,693        $   (319)          $    --            $    621
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities..............        (1,335)           9,862           5,542            (2,383)             11,686
                                              -------          -------        --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................        (2,088)          11,555           5,223            (2,383)             12,307
                                              -------          -------        --------           -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase and upgrades of property and
     equipment.........................           (81)          (1,417)        (20,080)               --             (21,578)
  Cash paid for multi-client data
     library...........................            --           (4,194)             --                --              (4,194)
  Cash paid for shot-hole drilling
     company, net of cash acquired.....            --           (3,470)             --                --              (3,470)
  Cash deposited in connection with a
     capital lease.....................            --               --            (498)               --                (498)
                                              -------          -------        --------           -------            --------
NET CASH USED IN INVESTING
  ACTIVITIES...........................           (81)          (9,081)        (20,578)               --             (29,740)
                                              -------          -------        --------           -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility.....         7,000               --              --                --               7,000
  Principal payments on capital
     leases............................            --               --            (728)               --                (728)
  Proceeds (payments) on intercompany
     advances..........................        (7,348)          (4,144)         11,492                --                  --
  Other, net...........................          (180)              --              --                --                (180)
                                              -------          -------        --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES.................          (528)          (4,144)         10,764                --               6,092
                                              -------          -------        --------           -------            --------
  Net decrease in cash and cash
     equivalents.......................        (2,697)          (1,670)         (4,591)           (2,383)            (11,341)
  Cash and cash equivalents, beginning
     of period.........................         8,450            1,670           4,860                --              14,980
                                              -------          -------        --------           -------            --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD...............................       $ 5,753          $    --        $    269           $(2,383)           $  3,639
                                              =======          =======        ========           =======            ========

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              EAGLE                                         RECLASSIFICATIONS         EAGLE
                                        GEOPHYSICAL, INC.     GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                         PARENT COMPANY     SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                        -----------------   -------------   -------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................      $ (1,022)          $  (182)       $ (2,221)          $    --            $ (3,425)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities.............           335             1,844           4,629             1,165               7,973
                                            --------           -------        --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES................          (687)            1,662           2,408             1,165               4,548
                                            --------           -------        --------           -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase and upgrades of property
     and equipment....................            --            (3,246)        (13,840)               --             (17,086)
  Cash paid for multi-client data
     library..........................            --            (2,713)             --                --              (2,713)
                                            --------           -------        --------           -------            --------
NET CASH USED IN INVESTING
  ACTIVITIES..........................            --            (5,959)        (13,840)               --             (19,799)
                                            --------           -------        --------           -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility....        18,099                --              --                --              18,099
  Repayments under credit facility....        (4,500)               --              --                --              (4,500)
  Principal payments on term loans....            --              (459)             --                --                (459)
  Principal payments on capital
     leases...........................            --                --          (1,482)               --              (1,482)
  Proceeds (payments) on intercompany
     advances.........................       (11,736)            1,137          10,599                --                  --
                                            --------           -------        --------           -------            --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES..........................         1,863               678           9,117                --              11,658
                                            --------           -------        --------           -------            --------
  Net increase (decrease) in cash and
     cash equivalents.................         1,176            (3,619)         (2,315)            1,165              (3,593)
  Cash and cash equivalents, beginning
     of period........................           352             7,597           3,547            (1,165)             10,331
                                            --------           -------        --------           -------            --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..............................      $  1,528           $ 3,978        $  1,232           $    --            $  6,738
                                            ========           =======        ========           =======            ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services and, commencing in March 1998, the sale of seismic shot-hole drilling and front-end services. The Company focuses its onshore operations and front end services in logistically difficult wetland environments along the U.S. Gulf Coast and commencing in the second quarter of 1999, in Argentina. The Company focuses its offshore operations in congested areas in the U.S. Gulf of Mexico, the Atlantic Coast of South America, and the North Sea. Onshore operations including front-end services accounted for approximately 75% and 57% of the Company's consolidated revenues for the three months ended March 31, 1998 and 1999, respectively, with offshore operations accounting for the remaining 25% and 43% of consolidated revenues for the three months ended March 31, 1998 and 1999, respectively.

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

     Because the Company derives a portion of its offshore revenues from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. The Company's costs and revenues from offshore operations have historically been evenly divided between the U.S. dollar and the British pound. The Company's financial statements are prepared using the U.S. dollar as the functional currency, and, therefore, fluctuations in the exchange rate between the U.S. dollar and the British pound affect the Company's costs and revenues. Historically, fluctuations in exchange rates have not had a material impact on the Company's results of operations, and the Company does not currently engage in any currency hedging activities. As the Company expands its operations into new geographic markets, such as Canada and Latin America, which may involve more extensive currency risks, the Company intends to protect itself against foreign currency fluctuations by generally attempting to match foreign currency revenues and expenses in order to balance its net position of receivables and payables denominated in foreign currencies, by endeavoring to require its customers to pay for services in U.S. dollars and, to a lesser extent, by purchasing foreign exchange contracts and other foreign exchange instruments to counteract currency fluctuations. The Company did not have any open derivative contracts related to foreign currency at March 31, 1999.

     The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time, but have historically included Seitel and its subsidiaries. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key clients and may accordingly impact the Company's overall credit risk. As of March 31, 1999, the Company had one receivable from a customer of approximately $2.4 million that is approximately 24 months old. In light of the age of this receivable, the

Company previously provided a valuation reserve for this receivable of $1.9 million and has classified this receivable as a long-term asset. Historical credit losses incurred on receivables by the Company have been immaterial.

RESULTS OF OPERATIONS

     The current state of the oil and gas services industry in which the Company operates has been adversely impacted by sustained declines in oil and natural gas commodity prices which first appeared in the second quarter of 1998 and have continued through the first quarter of 1999, when commodity prices began to show signs of a recovery. These price declines have adversely impacted the cash flows of major and independent oil and gas companies and seismic data library companies, which comprise the Company's customer base. The Company's customers have reacted to this environment by reducing capital spending on oil and gas exploration projects and purchases of seismic data. The Company was first impacted by these industry factors in the fourth quarter of 1998 when several projects experienced delays as customers chose to delay commencement of previously committed projects. The Company continued to be affected by these industry factors in the first quarter of 1999 with fewer new projects commencing and with delays on existing projects. Prices in all segments remain under pressure as the impact of improving commodity prices has not yet significantly increased seismic spending in the oil and gas industry. The comparatively high margins experienced by the Company in the first quarter of 1999 were primarily related to 1998 backlog before the full impact of depressed commodity prices was reflected in customer demand and pricing. Current contracts reflect reduced profitability and breakeven economics. The Company believes that the adverse economic climate in the oilfield service industry will continue through most of 1999, which is likely to result in significantly lower margins for both of the Company's business segments through the remainder of the year.

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which includes front-end services, and the Company's offshore operations. The following table summarizes the results of operations by operating entity:

                                        1998                                1999
                          ---------------------------------   ---------------------------------
                           ONSHORE      OFFSHORE               ONSHORE      OFFSHORE
                          OPERATIONS   OPERATIONS    TOTAL    OPERATIONS   OPERATIONS    TOTAL
                          ----------   ----------   -------   ----------   ----------   -------
Operating Revenues......   $17,835       $6,045     $23,880    $16,072      $12,063     $28,135
Operating Expenses......    13,334        4,105      17,439     10,154       10,654      20,808
Gross Margin............     4,501        1,940       6,441      5,918        1,409       7,327
Gross Margin %..........      25.3%        32.8%       26.9%      36.6%        11.0%       26.0%

  ONSHORE OPERATIONS

  Quarter Ended March 31, 1998 Compared to March 31, 1999

     Revenues decreased 10% from $17.8 million in the first quarter of 1998 to $16.1 million in the first quarter of 1999, primarily due to fewer projects in progress during the 1999 quarter as compared to the 1998 quarter. The decrease was partially offset by the Company's onshore operation in Canada which was acquired in November 1998.

     Operating costs (excluding depreciation) decreased 23% from $13.3 million in the first quarter of 1998 to $10.2 million in the first quarter of 1999, primarily due to fewer projects in progress during the 1999 quarter as compared to the 1998 quarter. The Company reacted to the decline in activity by reducing operating personnel and project-related expenditures and fully utilizing the drilling services of its front end services company. In addition, the Company completed four multi-client projects in Canada during the quarter which allow for capitalization of multi-client project costs. These factors favorably impacted the operating margin percentage which improved from 25.3% for the first quarter of 1998 compared to an operating margin of 36.6% for the 1999 quarter.

     Depreciation and amortization increased 37% from $1.9 million in the first quarter of 1998 to $2.6 million in the first quarter of 1999. This increase resulted from operating four domestic crews, the front-end services business for the entire quarter, and two crews in Canada in the 1999 quarter versus only three domestic crews and the front-end service business for one month for the 1998 quarter.

     Selling, general and administrative expenses decreased 13% from $1.6 million in the first quarter of 1998 to $1.4 million in the first quarter of 1999, due to savings in corporate overhead partially offset by higher marketing costs incurred for onshore domestic and international projects.

     Net interest and other expense increased from $(79,000) in the 1998 period to $248,000 in the 1999 period primarily due to borrowings from the Company's working capital credit facilities and interest paid on the Fleet Bank Term Loan, which commenced in the second quarter of 1998.

  OFFSHORE OPERATIONS

  Quarter Ended March 31, 1998 Compared to March 31, 1999

     Revenue increased 98% from $6.1 million in the first quarter of 1998 to $12.1 million in the first quarter of 1999, primarily due to increases in vessel capacity. The Company's vessel the Labrador Horizon was working on multi-client projects in the Gulf of Mexico for the entire 1999 quarter compared to no utilization in the 1998 quarter due to a major upgrade. The Austral Horizon, which began service in the fourth quarter of 1998, worked for the entire quarter in the Gulf of Mexico. The vessels Discoverer and Celtic Horizon performed contract work in the Gulf of Mexico for the 1999 quarter as compared to multi-client work in the Gulf of Mexico for the 1998 quarter. The Pacific Horizon was fully utilized during both the 1999 and 1998 periods working off the coast of Argentina. Revenue for the first quarter of 1999 also includes approximately $1.5 million earned in connection with a vessel charter hire contract and related services to a third party. The increase in revenue due to the increase in vessel capacity was partially offset by weather-related downtime for all the vessels operating in the Gulf of Mexico and a bi-annual maintenance inspection for the Pacific Horizon.

     Operating expenses (excluding depreciation) increased 161% from $4.1 million in the first quarter of 1998 to $10.7 million in the first quarter of 1999 due to the increase in the number of vessels operating during the 1999 quarter. Downtime, decreases in rates available for contract work, and start-up costs for the Atlantic Horizon contributed to a lower operating margin which decreased from 32.8% for the 1998 quarter compared to 11.0% for the 1999 quarter.

     Depreciation and amortization increased significantly from $1.0 million in the first quarter of 1998 to $4.1 million in the first quarter of 1999, resulting from the upgraded Labrador Horizon, depreciation for the Austral Horizon which began service in the fourth quarter of 1998, and additional equipment purchased for the Celtic Horizon in the 1998 quarter.

     Selling, general and administrative expenses increased from $0.8 million in the first quarter of 1998 to $1.1 million in the first quarter of 1999 due to increases in personnel required for the expansion of the Company's vessel fleet and higher marketing costs.

     Net interest and other expense increased significantly from $91,000 in the first quarter of 1998 to $1.9 million in the first quarter of 1999 primarily due to interest on the Labrador Horizon's capital lease and interest on the $100 million 10 3/4% Senior Notes. The Company capitalized interest of approximately $1.2 million in the 1999 quarter compared to $(0) for the 1998 quarter.

LIQUIDITY

     The current industry environment and debt incurred during the expansion of the Company in 1998 have contributed to a decline in the Company's working capital position. The Company had a net working capital deficit of $12.7 million as of March 31, 1999. The indebtedness of the Company as of such date consisted of the $13.6 million of short-term borrowings under the Wells Fargo Credit Facility, the $100 million of 10 3/4% Senior Notes due 2008, borrowings under the Fleet Capital Term Loan, a capital lease obligation with British Linen Bank, and other term loans. This indebtedness totaled approximately $147.3 million as of March 31, 1999.

     The Company has begun taking steps to reduce costs and provide financing during this difficult period. Additionally, the Company is evaluating potential additional debt and equity transactions aimed at increasing liquidity. However, there can be no assurance that additional financing to increase the Company's liquidity can be obtained.

     In May 1999, the Company initiated discussions with a vessel owner for the decommissioning and release of the charter for the seismic vessel
Discoverer. The vessel is currently working on a contract which the Company expects to be completed in June 1999.

     In April 1999, in an effort to reduce costs and improve utilization of existing owned vessels, the Company decommissioned the Celtic Horizon. Negotiations are underway with the charter operator to terminate the Company's current lease commitments.

     In April 1999, the Company obtained a commitment from a financial institution, subject to negotiation and execution of final documentation, for the financing of the seismic recording system and streamers for the vessel Atlantic Horizon (the "Atlantic Horizon Term Loan"). The financing will be an equipment term loan of approximately $12.0 million payable over a term of seven years at an interest rate of approximately 9.2% with monthly payments of principal and interest due of approximately $150,000. All remaining principal and interest is due at the end of the term. The loan will be secured by the recording system, streamers, and the vessel Atlantic Horizon.

     On March 26, 1999, the Company executed an agreement with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.) for a $20.0 million revolving credit facility secured by the Company's accounts receivable, inventory, and certain equipment (the "Wells Fargo Credit Facility"). The amount the Company may borrow is limited to a borrowing base that is equal to 85% of eligible U.S. accounts receivable. Interest accrues under the facility at the bank's base rate plus .375% or at LIBOR plus .275%. Interest only is payable monthly or at the end of applicable LIBOR interest periods. If all borrowings under the facility are not repaid annually, then an additional fee of .5% of the average borrowings outstanding is payable. On March 26, 1999, the Company borrowed $14.0 million from Wells Fargo and repaid $14.0 million of borrowings under a revolving credit facility with Bank One Texas, N.A. and terminated the agreement related to the Bank One credit facility. The Wells Fargo Credit Facility matures on March 26, 2002. However, borrowings under the facility are classified as a current liability for accounting purposes due to the required collection of all the Company's domestic accounts receivable in a lockbox controlled by Wells Fargo. As of March 31, 1999 and May 10, 1999, the Company had borrowings outstanding of $13.6 million and $13.9 million, respectively, and had $6.4 million and $6.1 million, respectively, of borrowing availability remaining under the Wells Fargo Credit Facility.

     The Company anticipates that an increasing percentage of its future offshore data projects will be multi-client projects. The Company will be required to fund the portion of the acquisition costs for multi-client data that is not covered by pre-acquisition licensing commitments. These funding requirements will vary depending on the cost of the data acquisition project, the amount of pre-acquisition licensing commitments, and the amount of any costs funded by any third parties who participate in the projects. The Company will evaluate each multi-client project in light of the capital commitments of the project and the Company's other capital commitments as compared to the Company's liquidity and capital resources.

     The Company believes that its cash flow from operations, borrowings under the Wells Fargo Credit Facility, borrowings under the Atlantic Horizon Term Loan, and other vendor financing will be sufficient to fund its planned capital expenditures and operating requirements through the end of 1999. Any capital expenditures in excess of the Company's planned amounts will likely require additional debt or equity financing. If the Company is not able to obtain such additional financing, it may be unable to incur capital expenditures in excess of its planned capital expenditures. If additional working capital were to become necessary as a result of further deterioration in demand for or pricing of the Company's services, and if additional financing was not available, the Company's operating results and financial condition would be adversely affected.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 1998 for a detailed discussion of these risks. Changes in the Company's market risk exposures since December 31, 1998 are discussed below.

     Prior to March 26, 1999, the Company had a $20 million revolving credit facility with Bank One, Texas, N.A. that provided for a variable interest rate. Interest on this facility accrued at the bank's base rate plus a margin depending on the Company's debt to net worth ratio. As of December 31, 1998, no borrowings were outstanding under this facility. As of March 26, 1999, the Company entered into a new revolving credit facility with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.) and terminated its credit facility with Bank One. Interest accrues under the Wells Fargo facility at the bank's base rate plus .375% or at LIBOR plus .275%. As of May 10, 1999 approximately $13.9 million was borrowed under this facility. The carrying value and fair value of this debt are the same. Changes in interest rates under the Bank One facility prior to March 26, 1999 and under the Wells Fargo credit facility after March 26, 1999 would effect the Company's results of operations and cash flow requirements for interest expense.

                          PART II -- OTHER INFORMATION

ITEMS 1-5 -- NOT APPLICABLE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a) 10.1         -- Credit and Security Agreement by and among Eagle
                            Geophysical, Inc., Eagle Geophysical Onshore, Inc., Eagle
                            Geophysical Royalty, Inc., Eagle Geophysical de Mexico,
                            Inc., Eagle Geophysical Front End Services, Inc., Eagle
                            Geophysical Management, Inc., Eagle Geophysical GOM,
                            Inc., Eagle Geophysical Front End Services, LTD, Eagle
                            Geophysical de Columbia, Inc., Eagle Geophysical de Peru,
                            Inc., Austral Horizon, Inc., Atlantic Horizon, Inc.,
                            Eagle Geophysical de Bolivia, Inc., Eagle Geophysical de
                            Argentina, Inc., and Eagle Geophysical de Ecuador, Inc.
                            and Norwest Business Credit, Inc. dated as of March 26,
                            1999 (the "Credit Agreement").
            10.2         -- Revolving Note under the Credit Agreement dated March 26,
                            1999
            10.3         -- Severance Agreement among the Company, Exploration
                            Holdings, Ltd. and Gerald M. Harrison dated April 16,
                            1999.
            27.1         -- Financial Data Schedule

        (b) Not applicable.

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

                                            EAGLE GEOPHYSICAL, INC.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ JAY N. SILVERMAN                     President                        May 14, 1999
-----------------------------------------------------
                  Jay N. Silverman

               /s/ RICHARD W. MCNAIRY                    Chief Financial Officer          May 14, 1999
-----------------------------------------------------
                  Richard W.McNairy

                /s/ DAVID H. SAINDON                     Chief Accounting Officer         May 14, 1999
-----------------------------------------------------
                  David H. Saindon

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.1            -- Credit and Security Agreement by and among Eagle
                            Geophysical, Inc., Eagle Geophysical Onshore, Inc., Eagle
                            Geophysical Royalty, Inc., Eagle Geophysical de Mexico,
                            Inc., Eagle Geophysical Front End Services, Inc., Eagle
                            Geophysical Management, Inc., Eagle Geophysical GOM,
                            Inc., Eagle Geophysical Front End Services, LTD, Eagle
                            Geophysical de Columbia, Inc., Eagle Geophysical de Peru,
                            Inc., Austral Horizon, Inc., Atlantic Horizon, Inc.,
                            Eagle Geophysical de Bolivia, Inc., Eagle Geophysical de
                            Argentina, Inc., and Eagle Geophysical de Ecuador, Inc.
                            and Norwest Business Credit, Inc. dated as of March 26,
                            1999 (the "Credit Agreement").
         10.2            -- Revolving Note under the Credit Agreement dated March 26,
                            1999
         10.3            -- Severance Agreement among the Company, Exploration
                            Holdings, Ltd. and Gerald M. Harrison dated April 16,
                            1999.
         27.1            -- Financial Data Schedule