Form 10-Q
period 1999-06-30
EAGLE GEOPHYSICAL INC
filed 1999-08-16
CIK 1039971

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 0-22863
                             ---------------------

                            EAGLE GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        76-0522659
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
      incorporation or organization)

               2603 AUGUSTA
                SUITE 1400
              HOUSTON, TEXAS                                        77057
           (Address of Principal                                 (Zip Code)
            Executive offices)

              Registrant's telephone number, including area code:
                                 (713) 243-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of August 16, 1999: 8,788,310
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAGLE GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION.............................    3
Item 1. Financial Statements................................    3
Consolidated Balance Sheets -- December 31, 1998 and June
  30, 1999 (unaudited)......................................    3
Consolidated Statements of Operations for the three and six
  month periods ended June 30, 1998 and 1999 (unaudited)....    4
Consolidated Statements of Cash Flows for the six month
  periods ended June 30, 1998 and 1999 (unaudited)..........    5
Consolidated Statement of Stockholders' Equity..............    6
Notes to Unaudited Condensed Consolidated Financial
  Statements................................................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   19
Item 3. Quantitative and Qualitative Disclosure about Market
  Risk......................................................   25
PART II -- OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.....................   26
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   26
Item 6. Exhibits and Reports on Form 8-K....................   26

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            EAGLE GEOPHYSICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    -----------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 10,331       $  2,768
  Restricted Cash...........................................       5,000          5,000
  Receivables:
    Trade, billed...........................................       4,029          5,178
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       7,075            463
    Other...................................................       1,076          1,285
  Due from former affiliate.................................      25,756         21,009
  Inventory.................................................       2,230          2,137
  Prepaid expenses and other assets.........................       3,370          2,133
                                                                --------       --------
         Total current assets...............................      58,867         39,973
PROPERTY AND EQUIPMENT, AT COST:
  Vessels and geophysical equipment.........................     148,489        203,712
  Construction in Progress..................................      56,782             --
  Furniture, fixtures and other.............................       1,528          1,701
                                                                --------       --------
                                                                 206,799        205,413
Less: Accumulated depreciation..............................     (31,561)       (39,172)
                                                                --------       --------
         Net property and equipment.........................     175,238        166,241
MULTI-CLIENT DATA LIBRARY...................................      15,910         17,797
GOODWILL, NET...............................................      19,176             --
OTHER LONG-TERM ASSETS......................................       4,004          3,453
                                                                --------       --------
         TOTAL ASSETS.......................................    $273,195       $227,464
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $  1,830       $135,731
  Current portion of capital lease obligations..............       6,063         25,927
  Accounts payable..........................................      17,073         14,327
  Accrued liabilities.......................................      19,614          5,076
  Accrued interest..........................................       4,845          5,146
  Accrued restructuring costs...............................          --          4,821
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       3,367          5,003
                                                                --------       --------
         Total current liabilities..........................      52,792        196,031
LONG-TERM DEBT..............................................     105,385             --
CAPITAL LEASE OBLIGATIONS...................................      22,343             --
DEFERRED INCOME TAXES AND OTHER OBLIGATIONS.................       2,875          2,687
                                                                --------       --------
         TOTAL LIABILITIES..................................     183,395        198,718
                                                                --------       --------
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, none issued
    and outstanding.........................................          --             --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; 8,788,310 shares issued and
    outstanding at December 31, 1998 and June 30, 1999
    (unaudited).............................................          88             88
  Additional paid-in capital................................      84,412         84,412
  Retained earnings (deficit)...............................       5,725        (55,329)
  Note receivable from Stockholder..........................        (425)          (425)
                                                                --------       --------
         TOTAL STOCKHOLDERS' EQUITY.........................      89,800         28,746
                                                                --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $273,195       $227,464
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

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTH             SIX MONTH
                                                       PERIODS ENDED          PERIODS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                     1998        1999       1998        1999
                                                    -------    --------    -------    --------
REVENUES..........................................  $34,336    $ 17,947    $58,216    $ 46,082
EXPENSES
  Operating expenses..............................   22,527      19,315     39,966      40,123
  Depreciation and amortization...................    4,799       8,387      7,687      15,085
  Selling, general and administrative expenses....    2,877       1,465      5,373       3,930
  Restructuring and asset impairment charges......       --      43,661         --      43,661
  Interest expense................................      468       3,817        656       6,091
  Interest income.................................     (174)       (130)      (395)       (208)
  Other, net......................................       44         314         90         307
                                                    -------    --------    -------    --------
                                                     30,541      76,829     53,377     108,989
                                                    -------    --------    -------    --------
Income (loss) before provision (benefit) for
  income taxes....................................    3,795     (58,882)     4,839     (62,907)
Provision (benefit) for income taxes..............    1,537      (1,253)     1,960      (1,853)
                                                    -------    --------    -------    --------
NET INCOME (LOSS).................................  $ 2,258    $(57,629)   $ 2,879    $(61,054)
                                                    =======    ========    =======    ========
Basic earnings (loss) per share...................  $   .26    $  (6.56)   $   .34    $  (6.95)
                                                    =======    ========    =======    ========
Weighted average number of common shares
  (basic).........................................    8,587       8,788      8,543       8,788
                                                    =======    ========    =======    ========
Diluted earnings (loss) per share.................  $   .26    $  (6.56)   $   .34    $  (6.95)
                                                    =======    ========    =======    ========
Weighted average number of common shares
  (diluted).......................................    8,598       8,788      8,553       8,788
                                                    =======    ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               SIX MONTH PERIODS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  2,879    $(61,054)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     7,687      15,085
     (Gain) on sale of property and equipment...............       (10)         --
     Restructuring and asset impairment charges.............        --      38,584
     Deferred income tax provision (benefit)................       386         (88)
     Bad debt expense.......................................       450         500
     Decrease in receivables................................     1,930       3,598
     (Increase) decrease in other assets....................    (2,717)      7,343
     Increase in accounts payable and other liabilities.....    20,993       6,943
                                                              --------    --------
          Total adjustments.................................    28,719      71,965
                                                              --------    --------
          Net cash provided by operating activities.........    31,598      10,911
                                                              --------    --------
Cash flows from investing activities:
  Purchase of equipment and vessel upgrades.................   (45,159)    (23,345)
  Cash received on disposal of property and equipment.......       152          29
  Cash paid for multi-client data library, net..............    (7,685)     (5,208)
  Cash paid for shot-hole drilling company, net of cash
     acquired...............................................    (3,516)         --
                                                              --------    --------
          Net cash used in investing activities.............   (56,208)    (28,524)
                                                              --------    --------
Cash flows from financing activities:
  Borrowings under credit facility..........................    30,500      39,420
  Repayments under credit facility..........................    (8,000)    (26,009)
  Principal payments on term loans..........................       (81)       (882)
  Principal payments on capital leases......................    (1,199)     (2,479)
  Other net.................................................      (180)         --
                                                              --------    --------
          Net cash provided by financing activities.........    21,040      10,050
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (3,570)     (7,563)
Cash and cash equivalents at beginning of period............    19,482      10,331
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 15,912    $  2,768
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    628    $  5,790
                                                              ========    ========
     Income taxes paid (received)...........................  $  1,741    $ (1,200)
                                                              ========    ========
Noncash investing and financing activities:
  Vessel upgrade financed through a capital lease...........  $ 21,707    $     --
                                                              ========    ========
  Accounts payable converted to Debt........................  $     --    $ 15,989
                                                              ========    ========
  Equipment purchase through term loan......................  $  5,864    $     --
                                                              ========    ========
  Noncash equipment sale....................................  $     --    $  1,584
                                                              ========    ========
  Purchase of Seismic Drilling and Services Company for
     98,360 shares of Common stock..........................  $  1,125    $     --
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 NOTE
                                    COMMON STOCK     ADDITIONAL   RETAINED    RECEIVABLE        TOTAL
                                   ---------------    PAID-IN     EARNINGS/      FROM       STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL     (DEFICIT)   STOCKHOLDER      EQUITY
                                   ------   ------   ----------   ---------   -----------   -------------
Balance, December 31, 1998.......  8,788     $88      $84,412     $  5,725       $(425)       $ 89,800
Unaudited:
  Net Loss.......................     --      --           --      (61,054)         --         (61,054)
                                   -----     ---      -------     --------       -----        --------
Balance, June 30, 1999...........  8,788     $88      $84,412     $(55,329)      $(425)       $ 28,746

  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1999
1. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Eagle Geophysical, Inc. (the "Company") for the six months ended June 30, 1998 and 1999 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments, which consist of normal recurring adjustments except as otherwise noted herein, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be achieved for a full year. These interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recent operating losses, debt covenant failures and related events of default, and significantly decreased liquidity that raise substantial doubt about its ability to meet future expected expenditures and obligations in the near term as they become due necessary to continue as a going concern. The debt covenant failures and related events of default could cause the counterparties to seek remedies including asset seizure and/or asset liquidation. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently pursuing a financial recapitalization to enable it to continue as a going concern. The financial recapitalization could include negotiations with bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the Company's debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue, and the Company may be forced to seek protection from its creditors through bankruptcy.

2. RESTRUCTURING CHARGE, FINANCIAL RECAPITALIZATION AND INDUSTRY CONDITIONS

     The Company had a working capital deficit at June 30, 1999 of $(156.1) million. The Company's total revenues declined from $28.2 million in the first quarter of 1999 to $17.9 million in the second quarter of 1999, and the Company's results of operations declined from a net loss of $(3.4) million in the first quarter of 1999 to a net loss of $(57.6) million in the second quarter of 1999. The decline in revenues was primarily a result of a significant decrease in demand and prices for the Company's services. The decreased revenues combined with a restructuring and asset impairment charge of approximately $43.7 million were the primary causes of the decline in results of operations. The Company projects that 1999 third and fourth quarter demand and prices for its services will not improve significantly from second quarter 1999 levels.

     The continued weakened business conditions in the oil and gas services industry during the second quarter of 1999 was a primary factor in the Company's decision to implement an operational restructuring plan. The management approved restructuring plan, which resulted in restructuring and asset impairment charges totaling approximately $43.7 million resulting in a charge of $1.0 million for the termination of approximately 22 percent of the Company's workforce, an impairment charge of $18.5 million for the write-off of goodwill from the acquisitions of Energy Research International and Seismic Drilling & Service Company, an impairment charge of $5.3 million related to the impairment of in-water seismic equipment, an impairment charge of $4.3 million for the vessel Atlantic Horizon, charter termination provisions and asset write-offs of $10.1 million related to the decommissioning of the Discoverer, Celtic Horizon, and Pacific Horizon, an impairment charge of $3.3 million for the Company's multi-client data library, and a $1.2 million charge for disposal of excess land seismic equipment and office lease consolidations. The Company estimates approxi-

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

mately $5.1 million of the total $43.7 million in charges will be cash costs. The Company anticipates the operational restructuring will be completed by the end of 1999.

     The following provides additional information regarding the Company's restructuring plan and financial recapitalization efforts:

     - In April 1999, due to lack of demand for offshore seismic services, the Company began to assess the impact of cancelling its vessel charters early. During the quarter, the Company began negotiations with a vessel owner for the decommissioning and release of the charter for the seismic vessel Discoverer. In July 1999, the company obtained a release of both its charter obligation and unpaid amounts totaling approximately $1.8 million in exchange for a seismic recording system, related equipment, and amounts payable of approximately $.3 million.

     - In April 1999, in an effort to reduce costs and improve utilization of Company owned vessels, the Company decommissioned the Celtic Horizon, one of the Company's chartered vessels. Negotiations are underway with the charter operator to terminate the current charter commitment.

     - On July 15, 1999, the Company, through its wholly owned subsidiary Atlantic Horizon, Inc., entered into a term loan with Heller Financial Leasing, Inc. for an aggregate amount of $12.5 million. This loan bears interest at 10.25% per annum, and is payable over seven years with a balloon payment of $3.1 million principal and unpaid interest due at maturity. Heller retained a cash deposit of $1.0 million as security for this loan. This loan is further secured by a mortgage on the Company's Atlantic Horizon seismic vessel. The Company used $4.0 million of the proceeds of this loan to pay for equipment used in the upgrade of its seismic vessel Atlantic Horizon. The Company delivered a promissory note for $12.0 million payable to an equipment supplier to evidence the balance due on the equipment used in the upgrade of the Atlantic Horizon, which bears interest at 11.25% per annum and is payable over five years with a balloon payment of $7.0 million due at maturity. This note is secured by a guarantee of Atlantic Horizon, Inc. and a second mortgage on the Atlantic Horizon. In addition, if the Company does not make a $1.5 million prepayment on this note by December 31, 1999, the interest rate on this loan will increase to 15%. The entire $16.0 million (the $12.0 million note and the $4.0 million paid from the proceeds of the Heller financing) is classified as a current liability due to covenant defaults under certain of the Company's other debt agreements. At the same time, the Company renegotiated the terms of its revolving credit facility with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.) to waive certain defaults, reduce the amount of the facility, and amend certain covenants. Prior to such amendment, the Company granted to Wells Fargo, as additional security for the loan pursuant to the existing credit agreement, a mortgage on the Company's Austral Horizon seismic vessel. The Company also paid approximately $3.0 million on the Wells Fargo Credit Facility from the proceeds of the Heller financing, leaving proceeds from the financing of $4.5 million for working capital as of July 15, 1999.

     - On July 15, 1999, the Company announced that it did not make the $5.375 million interest payment on its outstanding $100 million 10 3/4% Senior Notes due 2008 (the "Notes") due on that date. Under the indenture governing the Notes, the Company has a 60-day grace period in which to make this interest payment. Given the uncertainty of the Company's ability to make the interest payment within the allowable grace period, the Company has classified the Notes as a current liability.

     - The Company has defaulted on certain financial covenants for the period ended June 30, 1999 related to the Wells Fargo Credit Facility, the Fleet Capital term loan and its other notes payable assumed in connection with the NRG Acquisition. The Company is currently seeking waivers for these defaults, although there can be no assurance that the Company will be able to obtain these waivers. The entire balance relating to these obligations totaling $19.7 million is classified as a current liability.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     - The Company has also defaulted on a covenant under its $25.9 million capital lease for the seismic vessel Labrador Horizon with British Linen Shipping Limited. The Company is currently seeking a waiver of the default under this capital lease, although there can be no assurance that the Company will be able to obtain this waiver. The Company has classified the entire obligation with British Linen as a current liability.

     - The Company believes that its cash on hand as a result of the Heller financing, available borrowings under its revolving line of credit with Wells Fargo, plus the expected normal cash flow from operations will not be sufficient to fund its working capital needs for the remainder of 1999. The Company does not currently have the resources to meet its interest payment obligations on the Notes on or before the expiration of the 60-day grace period for such payment.

     - As previously reported, the Company has engaged CIBC World Markets ("CIBC") as the Company's exclusive financial advisor in connection with the possible financial recapitalization of the Company. In its capacity as financial advisor, CIBC will investigate and evaluate such possibilities as negotiations with bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the Company's debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue. The liquidity problems, if unresolved, will impact the Company's ability to make required interest payments on the Notes and its ability to continue as a going concern and conduct business in the normal course of operations.

     The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties described elsewhere in this quarterly report which could cause the actual results to differ materially from the Company's expectations.

3. EARNINGS PER COMMON SHARE

     Net income (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings Per Share". The weighted average shares of common stock outstanding for the calculation of basic earnings per share was 8,587,000, 8,543,000, 8,788,000 and 8,788,000 for the three and six month periods ending June 30, 1998 and 1999 respectively. The weighted average shares of common stock outstanding for the calculation of diluted earnings per share was 8,587,000 and 8,543,000 for the three and six month periods ended June 30, 1998. Diluted earnings per share for the three and six month periods ended June 30, 1999 is equal to basic earnings per share due to the antidilutive effect of stock options on the net loss for the period.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company had the following indebtedness outstanding as of December 31, 1998 and June 30, 1999 (in thousands):

                                                DECEMBER 31,    JUNE 30,
                                                    1998          1999
                                                ------------   -----------
                                                               (UNAUDITED)
Borrowings pursuant to a revolving credit
  facility with Wells Fargo Business Credit,
  Inc. .......................................    $     --      $ 13,411
Fleet Capital Term Loan.......................       5,286         4,770
Accounts Payable refinanced with notes
  payable.....................................          --        15,989
Other Term Loans..............................       1,929         1,561
British Linen Capital Lease...................      28,406        25,927
10 3/4% Senior Notes Due 2008.................     100,000       100,000
                                                  --------      --------
                                                  $135,621      $161,658
Less amounts due within one year..............      (7,893)     (161,658)
                                                  --------      --------
          Total long-term debt and capital
            lease obligations.................    $127,728      $     --
                                                  ========      ========

     The Company has covenant violations or events of default under substantially all of its long-term debt and capital lease obligations. As such the Company is at risk of having its debt accelerated by the lenders. One of the many remedies under certain of these agreements is asset seizure by the lenders. If this were to occur, the normal course of operations would be severely impacted.

     On July 15, 1999, the Company's wholly owned subsidiary, Atlantic Horizon, Inc., entered into a term loan with Heller Financial Leasing, Inc. for an aggregate amount of $12.5 million. This loan bears interest at 10.25% per annum, and is payable in 83 monthly payments of principal and interest of approximately $183,000, with a final payment of all remaining principal of $3.1 million and accrued and unpaid interest due at maturity in seven years. Heller retained a cash deposit of $1.0 million as security for this loan. This loan is further secured by a first priority mortgage on the Company's Bahamian flag seismic vessel Atlantic Horizon and a pledge by the Company of all of the stock of Atlantic Horizon, Inc. The Company used $4.0 million of the proceeds of this loan to pay a portion of amounts owed for equipment used in the upgrade of its seismic vessel Atlantic Horizon. The Company also paid approximately $3.0 million on the Wells Fargo Credit Facility from the proceeds of the Heller financing, leaving proceeds from the financing of $4.5 million for working capital as of July 15, 1999.

     On July 15, 1999, the Company also delivered a promissory note for $12.0 million payable to an equipment supplier to evidence the balance due on the equipment used in the upgrade of the Atlantic Horizon. This note bears interest at 11.25% per annum and is payable in 59 monthly payments of approximately $85,000 of principal plus accrued and unpaid interest, commencing January 1, 2000, with a final payment of principal of $7.0 million plus all accrued and unpaid interest due at maturity on January 1, 2005. This note is secured by a guarantee of the Company's subsidiary Atlantic Horizon, Inc. and a second mortgage on the Atlantic Horizon. In addition, if the Company does not make a $1.5 million prepayment on this note by December 31, 1999, the interest rate on this loan will increase to 15%. The entire $16.0 million (the $12.0 million note and the $4.0 million paid from the proceeds of the Heller financing), is classified as a current liability due to covenant defaults under some of the Company's other debt.

     On March 26, 1999, the Company and a number of its subsidiaries executed an agreement with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.), for a $20.0 million revolving credit facility secured by accounts receivable, inventory, and certain equipment of the Company and a number of its subsidiaries (the "Wells Fargo Credit Facility"). On March 26, 1999, the Company borrowed $14.0 million from Wells Fargo and repaid $14.0 million of borrowings under a revolving credit facility with Bank One

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Texas, N.A. and terminated the agreement related to the Bank One credit facility. On July 15, 1999, the Company renegotiated the terms of the Wells Fargo Credit Facility to waive certain defaults, reduce the amount of the facility to $15.0 million, and amend certain covenants. Prior to such amendment, the Company granted to Wells Fargo, as additional security for the loan pursuant to the existing credit agreement, a first naval mortgage on the Company's Panamanian flag seismic vessel Austral Horizon. The amount the Company may borrow is limited to a borrowing base that is equal to 85% of eligible U.S. accounts receivable. Interest accrues under the facility at the bank's base rate plus 2.5% or LIBOR plus 2.5%. Interest only is payable monthly or at the end of applicable LIBOR interest periods. If all borrowings under the facility are not repaid annually, then an additional fee of .5% of the average outstanding borrowings is payable. The Wells Fargo Credit Facility matures on March 26, 2002. As of August 3, 1999, the Company had borrowings outstanding of $5.3 million and had $1.4 million of borrowing availability remaining under the Wells Fargo Credit Facility. The Company has defaulted on certain financial covenants for the period ended June 30, 1999 related to the Wells Fargo Credit Facility. The Company is currently seeking a waiver for this default, although there can be no assurance that the Company will be able to obtain this waiver. The entire balance relating to these obligations totaling $13.4 million is classified as a current liability as of June 30, 1999.

     In connection with the acquisition of NRG Services, Inc. in November 1998, the Company assumed approximately $2.0 million of term loans payable. These term loans have monthly payments ranging from approximately $5,300 to $26,000, interest rates ranging from 5.75% to 9.7%, and maturities ranging from April 2000 to August 2002. These loans has been classified as current liabilities due to covenant defaults under these loans as of June 30, 1999.

     In July 1998, the Company completed an offering of $100 million of 10 3/4% Senior Notes due 2008 resulting in net proceeds to the Company of approximately $96.4 million after deducting offering-related expenses. The Company used the proceeds to fund upgrades on two seismic vessels, the Austral Horizon and the Atlantic Horizon. On July 15, 1999, the Company announced that it did not make the $5.375 million interest payment on the Notes due on that date. Under the indenture governing the Notes, the Company has a 60-day grace period in which to make this interest payment. Given the uncertainty of the Company's ability to make the interest payment within the allowable grace period, the Company has classified the Notes as a current liability.

     In April 1998, the Company obtained a term loan with Fleet Capital Corporation for the financing of an Opseis system for approximately $5.9 million. The loan is for a period of five years and bears interest at a fixed rate of 7.36%. Monthly payments of approximately $117,000 are due under the loan with the Opseis system pledged as security for the loan. The Company has defaulted on certain financial covenants for the period ended June 30, 1999 related to the Fleet Capital term loan. The Company is currently seeking a waiver for these defaults, although there can be no assurance that the Company will be able to obtain this waiver. The entire balance relating to these obligations totaling $4.8 million is classified as a current liability.

     In April 1998, the Company entered into an agreement with British Linen Shipping Limited to finance upgrades to the Company's seismic vessel Labrador Horizon and to refinance the existing capital lease of this vessel. As part of this financing, British Linen purchased the vessel from the previous owner, funded approximately $20.0 million of the upgrades to the vessel, and entered into a capital lease of the vessel to the Company for a five-year term commencing upon completion of the upgrades, for a total commitment of approximately $31.3 million. The facility bears interest at a rate of LIBOR plus 1.375% and required the Company to post a security deposit of approximately $5 million with scheduled amounts to be refunded based upon a predetermined formula. Additionally, the Company has the option to acquire the vessel at the end of the term of the capital lease for a price of 0.1% of the total facility commitment. The Company has defaulted on a covenant under this capital lease. The Company is currently seeking a waiver of the default under this capital lease, although there can be no assurance that the Company will be able to obtain this waiver. The

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Company has classified the entire balance of $25.9 million as a current liability in the June 30, 1999 consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES

     The Company is involved in or threatened with various legal proceedings from time to time arising in the normal course of business. Management of the Company does not believe that any liabilities resulting from such proceedings will have a material adverse effect on its operations or financial position.

     The Company generally provides services to a relatively small number of customers, so that individual customers account for significant portions of the Company's accounts receivable at any given time. Credit losses incurred on receivables have historically been immaterial to the Company. The Company currently has one receivable from a customer of $2,384,000 that is approximately twenty-four months old which has been fully reserved for as of June 30, 1999.

6. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMER

     Prior to the Company's initial public offering in July 1997, the Company was a wholly-owned subsidiary of Seitel, Inc. During the second quarter of 1999, Seitel dividended its remaining shares of the Company to Seitel's stockholders, so Seitel no longer has an ownership interest in the Company. The Company enters into various types of transactions with Seitel and its subsidiaries.

     The Company performs seismic data acquisition services for Seitel's seismic data library subsidiary and its exploration and production subsidiary. The Company recognized revenue of $18,237,000 and $13,345,000, respectively, for the three months ended June 30, 1998 and 1999, and $32,546,000 and $31,465,000 for
the six months ended June 30, 1998 and 1999 for seismic data acquisition services performed for Seitel's subsidiaries.

7. OPERATING SEGMENT DISCLOSURES

     The following is a summary of business segment information prepared in accordance with the requirements of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" for the six months ended June 30, 1998 and 1999. Management of the Company reviews the financial information primarily by its two seismic operating segments, onshore seismic data acquisition and offshore seismic data acquisition.

                                                        ONSHORE      OFFSHORE    CORPORATE
                                                       OPERATIONS   OPERATIONS    OFFICE      TOTAL
                                                       ----------   ----------   ---------   -------
JUNE 30, 1998
Operating Revenue....................................    40,258       17,958          --      58,216
Operating Income (loss) before depreciation and
  amortization.......................................    11,327        4,211      (2,661)     12,877
Identifiable Assets..................................    46,103      152,952       1,806     200,862
JUNE 30, 1999
Operating Revenue....................................    25,427       20,655          --      46,082
Operating Income (loss) before depreciation and
  amortization*......................................     4,178       (1,088)     (1,061)      2,029
Identifiable Assets..................................    40,546      180,117       6,801     227,464

---------------

* Excludes $43.7 million of restructuring and asset impairment charges recorded in the quarter ended June 30, 1999

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On July 20, 1998, the Company completed the offering of its $100 million 10 3/4% Senior Notes due 2008 to pay for upgrades on two seismic vessels, the Austral Horizon and Atlantic Horizon. Certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries") agreed to fully and unconditionally guarantee the Company's obligations under the Notes. Certain other subsidiaries (the "Non-Guarantor Subsidiaries") are not required to guarantee the Notes. There are no restrictions on the Company's ability to obtain dividends or other distribution of funds from the Guarantor Subsidiaries, except those imposed by applicable law.

     The following tables present the condensed consolidating balance sheets of Eagle Geophysical, Inc. as a parent company, its Guarantor Subsidiaries and its Non-Guarantor Subsidiaries as of December 31, 1998 and June 30, 1999 (unaudited) and the related condensed consolidating statements of operations and cash flows for the six months ended June 30, 1998 and 1999 (unaudited). The Company has not presented separate financial statements and other disclosure concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to investors.

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                    EAGLE                                        RECLASSIFICATIONS         EAGLE
                              GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                               PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                              -----------------   ------------   -------------   -----------------   -----------------
Current assets:
  Cash and cash
     equivalents............      $     352         $  7,597        $ 3,547          $ (1,165)           $ 10,331
  Restricted cash...........             --               --          5,000                --               5,000
  Receivables, net..........             --           35,462          2,474                --              37,936
  Inventory.................             --               --          2,230                --               2,230
  Prepaid expenses and other
     assets.................             50            1,354          1,966                --               3,370
                                  ---------         --------        -------          --------            --------
          Total Current
            Assets..........            402           44,413         15,217            (1,165)             58,867
  Property and equipment,
     net....................             --          129,041         46,197                --             175,238
  Goodwill, net.............             --            2,359         16,817                --              19,176
  Other assets, net.........          3,477           14,465          1,972                --              19,914
  Intercompany investments
     and advances...........         19,152               --             --           (19,152)                 --
                                  ---------         --------        -------          --------            --------
          Total Assets......      $  23,031         $190,278        $80,203          $(20,317)           $273,195
                                  =========         ========        =======          ========            ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and
  capital lease
  obligations...............      $      --         $  1,830        $ 6,063          $     --            $  7,893
Accounts payable............             --           13,193          5,045            (1,165)             17,073
Intercompany payables,
  net.......................       (157,828)         149,091         25,418           (16,681)                 --
Accrued liabilities.........            632            4,895         18,932                --              24,459
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts.....             --            3,367             --                --               3,367
                                  ---------         --------        -------          --------            --------
          Total Current
            Liabilities.....       (157,196)         172,376         55,458           (17,846)             52,792
Long-term debt..............        100,000            5,385             --                --             105,385
Capital leases
  obligations...............             --               --         22,343                --              22,343
Deferred income taxes and
  other obligations.........          1,353            1,522             --                --               2,875
                                  ---------         --------        -------          --------            --------
          Total
            Liabilities.....        (55,843)         179,283         77,801           (17,846)            183,395
                                  ---------         --------        -------          --------            --------
Stockholders' Equity........         78,874           10,995          2,402            (2,471)             89,800
                                  ---------         --------        -------          --------            --------
          Total Liabilities
            and
            Stockholders'
            Equity..........      $  23,031         $190,278        $80,203          $(20,317)           $273,195
                                  =========         ========        =======          ========            ========

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                          PARENT COMPANY BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                    EAGLE                                        RECLASSIFICATIONS         EAGLE
                              GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                               PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                              -----------------   ------------   -------------   -----------------   -----------------
Current assets:
  Cash and cash
     equivalents............      $     701         $  1,655       $    412          $     --            $  2,768
  Restricted cash...........             --               --          5,000                --               5,000
  Receivables, net..........             --           23,977          3,495                --              27,472
  Inventory.................             --              269          2,331                --               2,600
  Prepaid expenses and other
     assets.................            690              731            712                --               2,133
                                  ---------         --------       --------          --------            --------
          Total Current
            Assets..........          1,391           26,632         11,950                --              39,973
  Property and equipment,
     net....................             --          132,702         33,539                --             166,241
  Other assets, net.........          3,430           17,820             --                --              21,250
  Intercompany investments
     and advances...........         19,153               --             --           (19,153)                 --
                                  ---------         --------       --------          --------            --------
          Total Assets......      $  23,974         $177,154       $ 45,489          $(19,153)           $227,464
                                  =========         ========       ========          ========            ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt and
  capital lease
  obligations...............      $ 113,411         $  6,332       $ 41,915          $     --            $161,658
Accounts payable............             --            9,353          4,974                --              14,327
Intercompany payables,
  net.......................       (164,394)         163,176         17,900           (16,682)                 --
Accrued liabilities.........          2,511            3,769          8,763                --              15,043
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts.....             --            5,003             --                --               5,003
                                  ---------         --------       --------          --------            --------
          Total Current
            Liabilities.....        (48,472)         187,633         73,552           (16,682)            196,031
Deferred income taxes and
  other obligations.........          1,943              744             --                --               2,687
                                  ---------         --------       --------          --------            --------
          Total
            Liabilities.....        (46,529)         188,377         73,552           (16,682)            198,718
                                  ---------         --------       --------          --------            --------
Stockholders' Equity........         70,503          (11,223)       (28,063)           (2,471)             28,746
                                  ---------         --------       --------          --------            --------
          Total Liabilities
            and
            Stockholders'
            Equity..........      $  23,974         $177,154       $ 45,489          $(19,153)           $227,464
                                  =========         ========       ========          ========            ========

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                      EAGLE                                        RECLASSIFICATIONS         EAGLE
                                GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                 PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                -----------------   ------------   -------------   -----------------   -----------------
1998
REVENUES......................       $    --          $ 43,995       $ 15,188            $(897)            $ 58,216
EXPENSES
  Operating Expenses..........            --            31,741          9,122             (897)              39,966
  Depreciation and
     amortization.............            13             4,407          3,267               --                7,687
  Selling, general and
     administrative
     expenses.................         1,753             1,923          1,697               --                5,373
  Interest and other expense,
     net......................           156                 8            187               --                  351
                                     -------          --------       --------            -----             --------
                                       1,922            38,079         14,273             (897)              53,377
                                     -------          --------       --------            -----             --------
Income (loss) before provision
  for income taxes............        (1,922)            5,916            845               --                4,839
Provision (benefit) for income
  taxes.......................          (721)            2,228            453               --                1,960
                                     -------          --------       --------            -----             --------
NET INCOME (LOSS).............       $(1,201)         $  3,688       $    392            $  --             $  2,879
                                     =======          ========       ========            =====             ========
1999
REVENUES......................       $    --          $ 39,238       $  7,592            $(748)            $ 46,082
EXPENSES
  Operating Expenses..........            --            34,554          6,317             (748)              40,123
  Depreciation and
     amortization.............            --            10,060          5,025               --               15,085
  Selling, general and
     administrative
     expenses.................            --             2,205          1,725               --                3,930
  Restructuring and asset
     impairment charge........            --            18,495         25,166               --               43,661
  Interest and other expense,
     net......................         4,737               681            772               --                6,190
                                     -------          --------       --------            -----             --------
                                       4,737            65,995         39,005             (748)             108,989
                                     -------          --------       --------            -----             --------
Income (loss) before provision
  for income taxes............        (4,737)          (26,757)       (31,413)              --              (62,907)
Benefit for income taxes......        (1,853)               --             --               --               (1,853)
                                     -------          --------       --------            -----             --------
NET INCOME (LOSS).............       $(2,884)         $(26,757)      $(31,413)           $  --             $(61,054)
                                     =======          ========       ========            =====             ========

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                      EAGLE                                        RECLASSIFICATIONS         EAGLE
                                GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                 PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                -----------------   ------------   -------------   -----------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss).............      $ (1,201)         $  3,688       $    392           $    --            $  2,879
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities..................        (2,248)           23,448         10,732            (3,213)             28,719
                                    --------          --------       --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES........        (3,449)           27,136         11,124            (3,213)             31,598
                                    --------          --------       --------           -------            --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase and upgrades of
  property and equipment......            --            (4,633)       (40,526)               --             (45,159)
Cash received on disposal of
  property and equipment......            --               152             --                --                 152
Cash paid for multi-client
  Data Library, net...........            --            (7,685)            --                --              (7,685)
Cash paid for shot-hole
  drilling company, net of
  cash acquired...............            --            (3,516)            --                --              (3,516)
                                    --------          --------       --------           -------            --------
NET CASH USED IN INVESTING
  ACTIVITIES..................                         (15,682)       (40,526)               --             (56,208)
                                    --------          --------       --------           -------            --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Borrowings under credit
  facility....................        30,500                --             --                --              30,500
Repayments under credit
  facility....................        (8,000)               --             --                --              (8,000)
Principal payments on term
  loans.......................            --               (81)            --                --                 (81)
Principal payments on capital
  leases......................            --            (1,199)                              --              (1,199)
Proceeds (payments) on
  intercompany advances.......       (22,702)          (13,244)        35,946                --                  --
Other, net....................          (180)               --             --                --                (180)
                                    --------          --------       --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES........          (382)          (13,325)        34,747                --              21,040
                                    --------          --------       --------           -------            --------
Net decrease in cash and cash
  equivalents.................        (3,831)           (1,871)         5,345            (3,213)             (3,570)
Cash and cash equivalents,
  beginning of period.........         8,450             1,871          9,161                --              19,482
                                    --------          --------       --------           -------            --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................      $  4,619          $     --       $ 14,506           $(3,213)           $ 15,912
                                    ========          ========       ========           =======            ========

                            EAGLE GEOPHYSICAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                    EAGLE GEOPHYSICAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
                     PARENT COMPANY STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                      EAGLE                                        RECLASSIFICATIONS         EAGLE
                                GEOPHYSICAL, INC.    GUARANTOR     NON-GUARANTOR          AND          GEOPHYSICAL, INC.
                                 PARENT COMPANY     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      AND SUBSIDIARIES
                                -----------------   ------------   -------------   -----------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss).............      $ (2,884)         $(26,757)      $(31,413)          $    --            $(61,054)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities................         9,799            34,910         26,684               572              71,965
                                    --------          --------       --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES........         6,915             8,153         (4,729)              572              10,911
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from Sale of
  Equipment...................            --                29             --                --                  29
Purchase and upgrades of
  property and equipment......            --           (23,345)            --                --             (23,345)
Cash paid for multi-client
  data library................            --            (5,208)            --                --              (5,208)
                                    --------          --------       --------           -------            --------
NET CASH USED IN INVESTING
  ACTIVITIES..................            --           (28,524)            --                --             (28,524)
                                    --------          --------       --------           -------            --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Borrowings under credit
  facility....................        39,420                --             --                --              39,420
Repayments under credit
  facility....................       (26,009)               --             --                --             (26,009)
Principal payments on term
  loans.......................            --              (882)            --                --                (882)
Principal payments on capital
  leases......................            --                --         (2,479)               --              (2,479)
Proceeds (payments) on
  intercompany advances.......       (19,977)           15,904          4,073                --                  --
                                    --------          --------       --------           -------            --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES........        (6,566)           15,022          1,594                --              10,050
                                    --------          --------       --------           -------            --------
Net increase (decrease) in
  cash and cash equivalents...           349            (5,349)        (3,135)              572              (7,563)
Cash and cash equivalents,
  beginning of period.........           352             7,597          3,547            (1,165)             10,331
                                    --------          --------       --------           -------            --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................      $    701          $  2,248       $    412           $  (593)           $  2,768
                                    ========          ========       ========           =======            ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has experienced recent operating losses and significantly decreased liquidity that raise substantial doubt about its ability to meet future expected expenditures necessary to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently pursuing a financial recapitalization to enable it to continue as a going concern. The financial recapitalization could include negotiations with bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the Company's debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue, and the Company may be forced to seek protection from its creditors through bankruptcy.

     The Company's revenues are generated from the sale of onshore and offshore seismic data acquisition services and, commencing in March 1998, the sale of seismic shot-hole drilling and front-end services. The Company focuses its onshore operations and front-end services in logistically difficult wetland environments along the U.S. Gulf Coast, Canada and commencing in the second quarter of 1999, in Argentina. The Company focuses its offshore operations in congested areas in the U.S. Gulf of Mexico, the Atlantic Coast of South America, and the North Sea. Onshore operations including front-end services accounted for approximately 65% and 52% of the Company's consolidated revenues for the three months ended June 30, 1998 and 1999, respectively, with offshore operations accounting for the remaining 35% and 48% of consolidated revenues for the three months ended June 30, 1998 and 1999, respectively.

     The Company generally provides its onshore seismic data acquisition services under fixed fee contracts with its customers. The Company provides its offshore seismic data acquisition services under either distance-or time-based contracts (or a combination of both methods) or turnkey contracts that provide for a fixed fee. Although the Company generally does not retain rights to the data acquired, an increasing percentage of the Company's offshore data acquisition projects are multi-client surveys.

     In a multi-client survey, the Company retains an interest in the acquired data. Conducting multi-client surveys normally has little effect on operating margins in the short term because the Company will capitalize most of the costs relating to the acquisition of the multi-client data that are not offset by pre-funding. However, since revenues from multi-client projects only include pre-funding amounts during the acquisition of the data, and these pre-funding amounts are normally less than revenues for proprietary data acquisition projects, total revenues and net income tend to be less during multi-client acquisition projects than during proprietary acquisition projects. If the Company is able to make sales of the multi-client data after full amortization of the acquisition cost of the data (up to four years), the additional sales will result in revenues with little or no cost, increasing net income. Conversely, if the sales of the multi-client data are less than originally projected by management, the asset value of the data will be adjusted to equal the estimated net realizable value of the data (total estimated future sales less selling expenses), resulting in decreased net income. The Company has recorded an asset impairment charge of approximately $3.3 million related to various multi-client library projects during the quarter ended June 30, 1999.

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

     The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time, but have historically included Seitel and its subsidiaries. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key clients and may accordingly impact the Company's overall credit risk. As of June 30, 1999, the Company had one receivable from a customer of approximately $2.4 million that is approximately 24 months old. In light of the age of this receivable, the Company has provided a valuation reserve for this receivable of $2.4 million as of June 30, 1999. Historical credit losses incurred on receivables by the Company have been immaterial.

RESULTS OF OPERATIONS

     The current state of the oil and gas services industry in which the Company operates has been adversely impacted by sustained declines in oil and natural gas commodity prices which first appeared in the second quarter of 1998 and have continued through the second quarter of 1999, when commodity prices began to show signs of a recovery. These price declines have adversely impacted the cash flows of major and independent oil and gas companies and seismic data library companies, which comprise the Company's customer base. The Company's customers have reacted to this environment by reducing capital spending on oil and gas exploration projects and purchases of seismic data. The Company was first impacted by these industry factors in the fourth quarter of 1998 when several projects experienced delays as customers chose to delay commencement of previously committed projects. The Company continued to be affected by these industry factors in the first and second quarters of 1999 with fewer new projects commencing and with delays on existing projects. The Company does not expect this environment to improve significantly through the end of 1999, when the current recovery in energy commodity prices may begin to have a positive impact on the oil and gas service sector.

     The continued weakened business conditions in the oil and gas services industry during the second quarter of 1999 was a primary factor in the Company's decision to implement an operational restructuring plan. The restructuring plan, which resulted in a restructuring and asset impairment charge of approximately $43.7 million, included a $1.0 million charge for the termination of approximately 22 percent of the Company's workforce, an impairment charge of $18.5 million for the write-off of goodwill from the acquisitions of Energy Research International and Seismic Drilling & Service Company, an impairment charge of $5.3 million for the impairment of in-water seismic equipment, an impairment charge of $4.3 million for the vessel Atlantic Horizon, asset write off and charter termination provisions of $10.1 million related to the decommissioning of the Discoverer, Celtic Horizon, and Pacific Horizon, an impairment charge of $3.3 million for the Company's multi-client data library, and a $1.2 million charge for disposal of excess land seismic equipment and office lease consolidations. The Company estimates approximately $5.1 million of the total $43.7 million in nonrecurring charges will be cash costs. The Company anticipates the operational restructuring will be completed by the end of 1999.

     The following discussion of the results of operations is divided into a discussion of the Company's onshore operations, which includes front-end services, and the Company's offshore operations. The following results exclude the effect of a $43.7 million restructuring and asset impairment charge taken as a result of the Company's operational restructuring plan in the second quarter of 1999. The following tables summarize the results of operations by operating entity for the three and six month periods ended June 30, 1998 and 1999 respectively:

                                                       THREE MONTHS ENDED JUNE 30
                                  ---------------------------------------------------------------------
                                                1998                                1999
                                  ---------------------------------   ---------------------------------
                                   ONSHORE      OFFSHORE               ONSHORE      OFFSHORE
                                  OPERATIONS   OPERATIONS    TOTAL    OPERATIONS   OPERATIONS    TOTAL
                                  ----------   ----------   -------   ----------   ----------   -------
Operating Revenues.............    $22,422      $11,914     $34,336    $ 9,355      $ 8,592     $17,947
Operating Expenses*............     15,819        6,708      22,527      9,979        9,336      19,315
Gross Margin*..................      6,603        5,206      11,809       (624)        (744)     (1,368)
Gross Margin %.................       29.4%        43.7%       34.4%      (6.7)%       (8.7)%      (7.6)%

                                                        SIX MONTHS ENDED JUNE 30
                                  ---------------------------------------------------------------------
                                                1998                                1999
                                  ---------------------------------   ---------------------------------
                                   ONSHORE      OFFSHORE               ONSHORE      OFFSHORE
                                  OPERATIONS   OPERATIONS    TOTAL    OPERATIONS   OPERATIONS    TOTAL
                                  ----------   ----------   -------   ----------   ----------   -------
Operating Revenues.............    $40,258      $17,958     $58,216    $25,427      $20,655     $46,082
Operating Expenses*............     28,903       11,063      39,966     20,133       19,990      40,123
Gross Margin*..................     11,355        6,895      18,250      5,294          665       5,959
Gross Margin %.................       28.2%        38.4%       31.3%      20.8%         3.2%       12.9%

---------------

* Excludes restructuring and asset impairment charges of $43.7 million for the quarter ended June 30, 1999.

ONSHORE OPERATIONS

  Quarter Ended June 30, 1998 Compared to June 30, 1999

     Revenues decreased 58.0% from $22.4 million in the second quarter of 1998 to $9.4 million in the second quarter of 1999, primarily due to fewer projects in progress during the 1999 quarter as compared to the 1998 quarter. The Company also experienced delays due to client mineral and land permit delays that lowered production on the jobs in progress.

     Operating expenses (excluding depreciation and restructuring and asset impairment charges) decreased 36.7% from $15.8 million in the second quarter of 1998 to $10.0 million in the second quarter of 1999, primarily due to fewer projects in progress during the 1999 quarter as compared to the 1998 quarter. However, the decrease in costs did not offset the decrease in revenues which included unforeseen client mineral and land permit delays. These factors unfavorably impacted the operating margin percentage which decreased from 29.4% for the second quarter of 1998 compared to an operating margin of (6.7)% for the 1999 quarter.

     Depreciation and amortization remained the same at $2.5 million for the second quarter of 1998 and 1999 respectively.

     Selling, general and administrative expenses decreased 57.9% from $1.9 million in the second quarter of 1998 to $0.8 million in the second quarter of 1999, due to savings in division and corporate overhead.

     Net interest and other expense excluding restructuring and asset impairment charges increased from $0.3 million in the 1998 period to $0.8 million in the 1999 period primarily due to borrowings under the Company's revolving credit facility with Wells Fargo Business Credit, Inc. (the "Wells Fargo Credit Facility") and interest paid on the Company's term loans acquired with the acquisition of NRG in the fourth quarter of 1998.

     Income tax expense decreased from $1.2 million in the 1998 period to a $(1.6) million income tax benefit in the 1999 period due to benefitting losses based on estimated loss carryback amounts.

  Year-to-date Ended June 30, 1998 Compared to June 30, 1999

     Revenues decreased 37.0% from $40.3 million in the 1998 period to $25.4 million in the 1999 period, primarily due to fewer projects in progress during the first half of 1999 as compared to the first half of 1998. The Company also experienced delays due to client mineral and land permit delays that lowered production on the jobs in progress.

     Operating expenses (excluding depreciation and restructuring and asset impairment charges) decreased 30.4% from $28.9 million in the 1998 period to $20.1 million in the 1999 period, primarily due to fewer projects in progress during the 1999 period as compared to the 1998 period. However, the decrease in costs did not offset the decrease in revenues which included unforeseen client mineral and land permit delays. These factors unfavorably impacted the operating margin percentage which decreased from 28.2% for the 1998 period compared to an operating margin of 20.8% for the 1999 period.

     Depreciation and amortization increased 15.9% from $4.4 million in the 1998 period to $5.1 million in the 1999 period. This increase resulted from depreciation on equipment for the Company's fourth onshore seismic crew which commenced operations in April 1998 and equipment from the assets acquired in the NRG Acquisition in November 1998.

     Selling, general and administrative expenses decreased 38.9% from $3.6 million in the 1998 period to $2.2 million in the 1999 period, due to savings in division and corporate overhead.

     Net interest and other expense excluding restructuring and asset impairment charges increased from $0.2 million in the 1998 period to $1.1 million in the 1999 period primarily due to borrowings under the Wells Fargo Credit Facility and interest paid on the Company's term loans acquired with the acquisition of NRG in the fourth quarter of 1998.

     Income tax expense decreased from $1.8 million in the 1998 period to a $(2.2) million income tax benefit in the 1999 period due to pre-tax losses incurred during the 1999 period.

OFFSHORE OPERATIONS

  Quarter Ended June 30, 1998 Compared to June 30, 1999

     Revenue decreased 27.7% from $11.9 million in the second quarter of 1998 to $8.6 million in the second quarter of 1999, primarily due to decreases in vessel availability and lower contract rates for work in all markets worldwide. The Company's vessel the Labrador Horizon was working on multi-client projects in the Gulf of Mexico for the entire 1999 quarter compared to contract work at higher rates in the 1998 quarter. The Austral Horizon, which began service in the fourth quarter of 1998, worked for only a portion of the quarter prior to transiting to a North Sea port to be temporarily idled. The vessels Discoverer and Celtic Horizon performed contract work in the Gulf of Mexico for a portion of the 1999 quarter prior to being decommissioned and returned to their respective charter owners as compared to multi-client work in the Gulf of Mexico for the 1998 quarter. The Pacific Horizon was fully utilized during both the 1999 and 1998 periods working off the coast of Argentina. These declines were partially offset by the Atlantic Horizon which commenced operations in the 1999 quarter.

     Operating expenses (excluding depreciation and restructuring and asset impairment charges) increased 38.8% from $6.7 million in the second quarter of 1998 to $9.3 million in the second quarter of 1999 due to the increase in the number of vessels operating during the 1999 quarter. Downtime, decreases in rates available for contract work, and start-up costs for the Atlantic Horizon contributed to a lower operating margin which decreased from 43.7% for the 1998 quarter compared to (8.7)% for the 1999 quarter.

     Depreciation and amortization increased significantly from $2.3 million in the second quarter of 1998 to $5.8 million in the second quarter of 1999, resulting from the upgraded Labrador Horizon, depreciation for the Austral Horizon which began service in the fourth quarter of 1998, depreciation for the Atlantic Horizon which began service during the second quarter of 1999, and additional equipment purchased for the Celtic Horizon in the 1998 quarter.

     Selling, general and administrative expenses decreased from $1.0 million in the second quarter of 1998 to $0.9 million in the second quarter of 1999 due to down-sizing of staff levels in the offshore administrative office.

     Net interest and other expense increased significantly from $95,000 in the second quarter of 1998 to $3.2 million in the second quarter of 1999 primarily due to interest on the Labrador Horizon's capital lease for the entire 1999 quarter and interest on the $100 million 10 3/4% Senior Notes which were issued in July 1998.

     Income tax expense increased from $323,000 in the second quarter of 1998 to $353,000 in the second quarter of 1999 as a result of a valuation allowance recorded on foreign net operating loss carryforwards in the 1999 period.

  Year-to-date Ended June 30, 1998 Compared to June 30, 1999

     Revenue increased 15.0% from $18.0 million in the 1998 period to $20.7 million in the 1999 period, primarily due to the utilization of the vessels Labrador Horizon and Austral Horizon during the first six months of 1999. The Company's vessel the Labrador Horizon was undergoing a major upgrade in 1998 and did not commence service until April 1998. The Company's vessel the Austral Horizon was also undergoing a major upgrade and was not in service during the 1998 period. Additionally, the Company completed the major upgrade of the Atlantic Horizon which commenced service in May 1999. These increases in vessel availability were offset by lower rates for contract work in all markets and the Company's decision in the second quarter of 1999 to shut down all three chartered vessels and return them to the respective owners. The Austral Horizon, which began service in the fourth quarter of 1998, worked for only a portion of the second quarter of 1999 prior to transiting to a North Sea port to be temporarily idled. The vessels Discoverer and Celtic Horizon performed contract work in the Gulf of Mexico through a portion of the second quarter of 1999 quarter prior to being decommissioned and returned to their respective charter owners. The Pacific Horizon was fully utilized during both the 1999 and 1998 periods working off the coast of Argentina although the Company has since commenced shutdown and return of the vessel.

     Operating expenses (excluding depreciation and restructuring and asset impairment) increased 80.2% from $11.1 million in the 1998 period to $20.0 million in the 1999 period due to the increase in the number of vessels operating during the 1999 period. Downtime, decreases in rates available for contract work, and start-up costs for the Atlantic Horizon contributed to a lower operating margin which decreased from 38.4% for the 1998 period compared to 3.2% for the 1999 period.

     Depreciation and amortization increased significantly from $3.3 million in the 1998 period to $9.9 million in the 1999 period, resulting from the upgraded Labrador Horizon, depreciation for the Austral Horizon which began service in the fourth quarter of 1998, depreciation for the Atlantic Horizon which began service during the second quarter of 1998, and additional equipment purchased for the Celtic Horizon in the 1998 period.

     Selling, general and administrative expenses increased from $1.8 million in the 1998 period to $1.9 million in the 1999 period due to higher marketing costs partially offset by the down-sizing of staff levels in the offshore administrative office.

     Net interest and other expense increased significantly from $.2 million in the 1998 period to $5.1 million in the 1999 period primarily due to interest on the Labrador Horizon's capital lease for the entire 1999 period and interest on the $100 million 10 3/4% Senior Notes which were issued in July 1998.

     Income tax expense increased from $0.2 million in the second quarter of 1998 to $0.3 million in the second quarter of 1999 as a result of a valuation allowance recorded on foreign net operating loss carryforwards in the 1999 period.

LIQUIDITY

     The current industry environment and debt incurred during the expansion of the Company in 1998 have contributed to a decline in the Company's working capital position. The Company had a net working capital deficit of ($156.1) million as of June 30, 1999. The indebtedness of the Company as of such date consisted of the $13.4 million of borrowings under the Wells Fargo Credit Facility, $100 million of 10 3/4% Senior Notes due 2008, borrowings under the Fleet Term Loan of $4.8 million, accounts payable with an equipment supplier of $16.0 million, a capital lease obligation with British Linen totaling $25.9 million, and other term loans of $1.5 million. This indebtedness totaled approximately $161.6 million as of June 30, 1999, and has been classified entirely as a current liability due to various debt covenant defaults.

     The Company has initiated several actions to reduce costs and secure financing during this difficult period.

     On July 15, 1999, the Company, through its wholly owned subsidiary Atlantic Horizon, Inc., entered into a term loan with Heller Financial Leasing, Inc. for an aggregate amount of $12.5 million. This loan bears interest at 10.25% per annum, and is payable over seven years with a balloon payment due at maturity. Heller retained a cash deposit of $1.0 million as security for this loan. This loan is further secured by a mortgage on the Company's Atlantic Horizon seismic vessel. The Company used $4.0 million of the proceeds of this loan to pay for equipment used in the upgrade of its seismic vessel Atlantic Horizon. The Company delivered a promissory note for $12.0 million payable to an equipment supplier to evidence the balance due on the equipment used in the upgrade of the Atlantic Horizon, which bears interest at 11.25% per annum and is payable over five years with a balloon payment due at maturity. This note is secured by a guarantee of Atlantic Horizon, Inc. and a second mortgage on the Atlantic Horizon. In addition, if the Company does not make a $1.5 million prepayment on this note by December 31, 1999, the interest rate on this loan will increase to 15%. The entire $16.0 million (the $12.0 million note and the $4.0 million paid from the proceeds of the Heller financing) is classified as a current liability due to covenant defaults under some of the Company's other debt. At the same time, the Company renegotiated the terms of its revolving credit facility with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.) to waive certain defaults, reduce the amount of the facility to $15.0 million, and amend certain covenants. Prior to such amendment, the Company granted to Wells Fargo, as additional security for the loan pursuant to the existing credit agreement, a mortgage on the Company's Austral Horizon seismic vessel. The Company also paid approximately $3.0 million on the Wells Fargo Credit Facility from the proceeds of the Heller financing, leaving proceeds from the financing of $4.5 million for working capital as of July 15, 1999.

     On July 15, 1999, the Company announced that it did not make the $5.375 million interest payment on its outstanding $100 million 10 3/4% Senior Notes due 2008 (the "Notes") due on that date. Under the indenture governing the Notes, the Company has a 60 day grace period in which to make this interest payment. Given the uncertainty of the Company's ability to make the interest payment within the allowable grace period, the Company has classified the Notes as a current liability.

     The Company has defaulted on certain financial covenants for the period ended June 30, 1999 related to the Wells Fargo Credit Facility, the Fleet Capital term loan and its notes payable assumed in connection with the NRG Acquisition. The Company is currently seeking waivers for these defaults although there can be no assurance that the Company will be able to obtain this waiver. The entire balance relating to these obligations totaling $19.7 million is classified as a current liability.

     The Company has also defaulted on a covenant under its $25.9 million capital lease for the seismic vessel Labrador Horizon with British Linen Shipping Limited. The Company is currently seeking a waiver of the default under this capital lease, although there can be no assurance that the Company will be able to obtain this waiver. The Company has therefore classified the entire $25.9 million obligation with British Linen as a current liability.

     The Company believes that its cash on hand as a result of the Heller financing, available borrowings under its revolving line of credit with Wells Fargo, plus the expected normal cash flow from operations will not be sufficient to fund its working capital needs for the remainder of 1999. The Company does not currently have the resources to meet its interest payment obligations on the Notes on or before the expiration of the 60 day grace period for such payment.

     As previously reported, the Company has engaged CIBC World Markets ("CIBC") as the Company's exclusive financial advisor in connection with the possible financial recapitalization of the Company. In its capacity as financial advisor, CIBC will investigate and evaluate such possibilities as negotiations with the bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue. The liquidity problems, if unresolved, may impact the Company's ability to make required interest payments on the Notes in the future.

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

     The Company has a revolving credit facility with Wells Fargo Business Credit, Inc. (formerly Norwest Business Credit, Inc.). Interest accrues under the Wells Fargo facility at the bank's base rate plus 2.5% or LIBOR plus 2.5%. As of August 3, 1999 approximately $5.3 million was borrowed under this facility. The carrying value and fair value of this debt are the same. Changes in interest rates under the Wells Fargo credit facility would effect the Company's results of operations and cash flow requirements for interest expense.

PART II -- OTHER INFORMATION

ITEMS 1-2 -- NOT APPLICABLE

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     On July 15, 1999, the Company announced that it did not make its semiannual interest payment on its 10 3/4% Senior Notes due 2008. This event caused a covenant default under the Hire Purchase Agreement and Corporate Guarantee Agreement dated April 1, 1998 with British Linen Shipping Limited. The balance owed to British Linen as of June 30, 1999 was approximately $25.9 million. The Company is currently seeking a waiver of the default under this capital lease, although there can be no assurance that the Company will be able to obtain this waiver.

     The Company did not meet certain financial covenants as of June 30, 1999 with respect to the Credit and Security Agreement dated March 26, 1999 and as amended on July 14, 1999 between Wells Fargo Business Credit, Inc. and the Company. This caused an event of default under the terms of the agreement. The balance owed to Wells Fargo Business Credit, Inc. as of June 30, 1999 was approximately $13.4 million. The Company is currently seeking a waiver of the default under this agreement, although there can be no assurance that the Company will be able to obtain this waiver.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 26, 1999. Matters voted upon at the Annual Meeting, and the results of the votes, are as follows:

          1. The election of five directors to serve until the 2000 Annual Meeting.

                                               NO. OF         NO. OF
                    NAME                      VOTES FOR   VOTES WITHHELD
                    ----                      ---------   --------------
William L. Lurie............................  7,497,028      104,625
Jay N. Silverman............................  7,498,278      103,375
George Purdie...............................  7,490,384      111,269
Paul G. Somerville..........................  7,556,328       45,325
Douglas B. Thompson.........................  7,556,778       44,875

          2. To approve the appointment of Arthur Andersen LLP as independent certified public accountants for the Company for the year ending December 31, 1999.

 NO. OF        NO. OF            NO. OF
VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
---------   -------------   ----------------
7,574,714      10,520            16,419

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) 27            -- Financial Data Schedule

     (b) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE GEOPHYSICAL, INC


                /s/ JAY N. SILVERMAN                     President
-----------------------------------------------------
                  Jay N. Silverman

               /s/ RICHARD W. MCNAIRY                    Chief Financial Officer
-----------------------------------------------------
                 Richard W. McNairy

                /s/ DAVID H. SAINDON                     Chief Accounting Officer
-----------------------------------------------------
                  David H. Saindon

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule